Form 10-Q
period 2010-09-30
Energy Telecom, Inc.
filed 2010-11-19
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-167380

ENERGY TELECOM, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0434332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3501-B N. Ponce de Leon Blvd., #393
St. Augustine, Florida 32084
(Address of principal executive offices) (zip code)

(904) 819-8995
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of November 16, 2010, there were 6,072,239 shares of the registrant’s common stock outstanding.

ENERGY TELECOM, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

		Statements of operations for the three and nine months ended September 30, 2010 and 2009 and cumulative from inception of development stage (August 22, 2000) through September 30, 2010	4

		Statements of changes in stockholders’ equity (deficiency) cumulative from inception of development stage (August 22, 2000) through September 30, 2010 (unaudited)	5

		Statements of cash flows for the nine months ended September 30, 2010 and 2009 and cumulative from inception of development stage (August 22, 2000) through September 30, 2010 (unaudited)	7

		Notes to financial statements (unaudited)	8-18

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26

	ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	28
	ITEM 1A.	Risk Factors	28
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	ITEM 3.	Defaults Upon Senior Securities	28
	ITEM 4.	(Removed and Reserved)	28
	ITEM 5.	Other Information	29
	ITEM 6.	Exhibits	29

	SIGNATURES		30

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Restated)

ASSETS

CURRENT ASSETS
Cash	$66,505	$82,355
Inventory	11,437	-
	$77,942	$82,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Promissory notes	$-	$10,000
Other current liabilities	113	-
Stockholder notes payable	38,486	41,486
Accrued interest	27,374	97,922
Derivative liability	159,901	-
	225,874	149,408

STOCKHOLDERS' EQUITY (DEFICIENCY)
Class A common stock, $0.0001 par value,
200,000,000 shares authorized, 5,830,179 and 5,087,145	585	509
shares issued and outstanding at September 30, 2010 and
December 31, 2009, respectively
Class B common stock, no par value,
10,000,000 shares authorized, 200,000 shares issued and	-	-
outstanding at September 30, 2010 and December 31, 2009
Additional paid-in capital	3,950,938	3,271,314
Deficit accumulated prior to inception of development stage	(508,248)	(508,248)
Deficit accumulated during development stage	(3,591,207)	(2,830,628)
Total stockholders' equity (deficiency)	(147,932)	(67,053)
	$77,942	$82,355

The accompanying notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative from
					Inception of
					Development
					Stage
					(August 22, 2000)
	Three Months Ended		Nine Months Ended		Through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

REVENUES	$3,253	$-	$3,253	$-	$3,253

COST OF GOODS SOLD	3,179	-	3,179	-	3,179

Gross profit	74	-	74	-	74

OPERATING EXPENSES
Selling, general and administrative expenses	175,051	68,624	708,933	121,707	3,439,221

Loss from operations	(174,977)	(68,624)	(708,859)	(121,707)	(3,439,147)

OTHER INCOME (EXPENSE)
Interest income	38	396	334	974	4,092
Interest expense	(2,043)	(4,890)	(12,509)	(14,270)	(102,855)
Derivative instrument income (expense)	(40,490)	1,581	(39,545)	249	(41,443)
	(42,495)	(2,913)	(51,720)	(13,047)	(140,206)

Loss before provision for income taxes	(217,472)	(71,537)	(760,579)	(134,754)	(3,579,353)

PROVISION FOR INCOME TAXES	-	-	-	-	-

Net loss, before cumulative effect of change
in accounting principle	(217,472)	(71,537)	(760,579)	(134,754)	(3,579,353)
Cumulative effect of change in accounting principle	-	-	-	-	(11,854)
Net loss, after cumulative effect of change
in accounting principle	$(217,472)	$(71,537)	$(760,579)	$(134,754)	$(3,591,207)

NET LOSS PER SHARE, basic and diluted	$(0.03)	$(0.01)	$(0.12)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, basic and diluted (Note 3)	6,680,701	6,452,962	6,425,390	6,180,544

The accompanying notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM AUGUST 22, 2000 (INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid-in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)

Balance, August 22, 2000
(inception of development stage)	677,914	$68	-	$-	$494,562	$(508,248)	$-	$(13,618)
Issuance of common stock	9,297	1	-	-	29,999	-	-	30,000
Issuance of common stock in connection
with patent acquisitions	166,667	16	-	-	(16)	-	-	-
Net loss	-	-	-	-	-	-	(14,289)	(14,289)
Balance, December 31, 2000	853,878	85	-	-	524,545	(508,248)	(14,289)	2,093
			-	-
Issuance of common stock	16,667	2	-	-	21,571	-	-	21,573
Issuance of common stock in connection
with consulting services	60,295	6	-	-	27,540	-	-	27,546
Net loss	-	-	-	-	-	-	(45,957)	(45,957)
Balance, December 31, 2001	930,840	93	-	-	573,656	(508,248)	(60,246)	5,255

Issuance of common stock	169,356	17	-	-	30,434	-	-	30,451
Issuance of common stock in connection
with consulting services	138,825	14	-	-	306,430	-	-	306,444
Issuance of common stock in connection
with patent acquisitions	416,667	42	-	-	(42)	-	-	-
Net loss	-	-	-	-	-	-	(353,172)	(353,172)
Balance, December 31, 2002	1,655,688	166	-	-	910,478	(508,248)	(413,418)	(11,022)

Issuance of common stock	9,763	1	-	-	31,860	-	-	31,861
Issuance of common stock in connection
with consulting services	16,107	1	-	-	32,310	-	-	32,311
Net loss	-	-	-	-	-	-	(55,639)	(55,639)
Balance, December 31, 2003	1,681,558	168	-	-	974,648	(508,248)	(469,057)	(2,489)

Issuance of common stock	8,237	1	-	-	29,999	-	-	30,000
Issuance of common stock in connection
with consulting services	132,067	13	-	-	455,788	-	-	455,801
Issuance of common stock in connection
with patent acquisitions	250,000	25	-	-	(25)	-	-	-
Balance, May 10, 2004	2,071,862	207	-	-	1,460,410	(508,248)	(469,057)	483,312

Issuance of common stock in connection
with consulting services	333,333	33	-	-	999,967	-	-	1,000,000
Net loss	-	-	-	-	-	-	(1,499,196)	(1,499,196)
Balance, December 31, 2004	2,405,195	240	-	-	2,460,377	(508,248)	(1,968,253)	(15,884)

Issuance of common stock	70,000	7	-	-	39,993	-	-	40,000
Issuance of common stock in connection
with consulting services	55,902	6	-	-	40,855	-	-	40,861
Issuance of common stock in connection
with patent acquisitions	11,111	1	-	-	(1)	-	-	-
Net loss	-	-	-	-	-	-	(116,697)	(116,697)
Balance, December 31, 2005	2,542,208	254	-	-	2,541,224	(508,248)	(2,084,950)	(51,720)

Issuance of common stock	20,833	2	-	-	9,998	-	-	10,000
Issuance of common stock in connection
with consulting services	108,074	11	-	-	40,865	-	-	40,876
Issuance of common stock in connection
with patent acquisitions	266,667	27	-	-	(27)	-	-	-
Net loss	-	-	-	-	-	-	(77,889)	(77,889)
Balance, December 31, 2006	2,937,782	294	-	-	2,592,060	(508,248)	(2,162,839)	(78,733)

Issuance of common stock	471,375	47	-	-	189,939	-	-	189,986
Issuance of common stock in connection
with consulting services	55,333	5	-	-	27,279	-	-	27,284
Issuance of common stock in connection
with patent acquisitions	366,667	37	-	-	(37)	-	-	-
Share-based compensation	200,000	20	-	-	53,369	-	-	53,389
Net loss	-	-	-	-	-	-	(228,463)	(228,463)
Balance, December 31, 2007	4,031,157	403	-	-	2,862,610	(508,248)	(2,391,302)	(36,537)

 -- Continued

The accompanying notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM AUGUST 22, 2000 (INCEPTION OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2010

						Deficit	Deficit
						Accumulated	Accumulated
					Additional	Prior to	During the	Total
	Class A Common Stock		Class B Common Stock		Paid-in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, December 31, 2007	4,031,157	$403	-	$-	$2,862,610	$(508,248)	$(2,391,302)	$(36,537)
Issuance of common stock	397,164	40	-	-	200,506	-	-	200,546
Issuance of common stock pursuant to stockholder
anti-dilution agreement	6,240	-	-	-	-	-	-	-
Issuance of common stock in connection
with consulting services	60,000	6	-	-	27,656	-	-	27,662
Issuance of common stock in connection
with patent acquisitions	200,000	20	200,000	-	(20)	-	-	-
Share-based compensation	-	-	-	-	30,538	-	-	30,538
Net loss	-	-	-	-	-	-	(243,713)	(243,713)
Balance, December 31, 2008, before cumulative effect
of change in accounting principle	4,694,561	469	200,000	-	3,121,290	(508,248)	(2,635,015)	(21,504)
Cumulative effect of change in accounting
principle	-	-	-	-	(32,426)	-	(11,854)	(44,280)
Balance, January 1, 2009, after cumulative effect
of change in accounting principle	4,694,561	469	200,000	-	3,088,864	(508,248)	(2,646,869)	(65,784)

Issuance of common stock	274,192	28	-	-	157,472	-	-	157,500
Issuance of common stock pursuant to stockholder
anti-dilution agreement	117,192	12	-	-	46,166	-	-	46,178
Issuance of common stock in connection
with consulting services	1,200	-	-	-	600	-	-	600
Shares to be issued in conjunction with
consulting services	-	-	-	-	1,300	-	-	1,300
Share-based compensation	-	-	-	-	(23,088)	-	-	(23,088)
Net loss	-	-	-	-	-	-	(183,759)	(183,759)
Balance, December 31, 2009	5,087,145	509	200,000	-	3,271,314	(508,248)	(2,830,628)	(67,053)

Issuance of common stock (unaudited)	415,443	42	-	-	225,058	-	-	225,100
Issuance of common stock in connection
with consulting services (unaudited)	145,564	15	-	-	126,973	-	-	126,988
Issuance of shares previously classified
as to be issued (unaudited)	2,000	-	-	-	-	-	-	-
Increase in derivative liability under
anti-dilution agreement (Note 7) (unaudited)	-	-	-	-	(159,901)	-	-	(159,901)
Issuance of common stock in connection
with assumption of debt by shareholder	186,114	19	-	-	93,038	-	-	93,057
Share based compensation (unaudited)	-	-	-	-	354,911	-	-	354,911
Mark-to-market of derivitive instrument (unaudited)	-	-	-	-	39,545	-	-	39,545
Net loss (unaudited)		-	-	-	-	-	(760,579)	(760,579)
Balance, September 30, 2010 (unaudited)	5,836,266	$585	200,000	$-	$3,950,938	$(508,248)	$(3,591,207)	$(147,932)

The accompanying notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND CUMULATIVE FROM
INCEPTION OF DEVELOPMENT STAGE (AUGUST 22, 2000) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

			Cumulative from
			Inception of
			Development
			Stage
			(August 22, 2000)
	Nine Months Ended		Through
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(760,579)	$(134,754)	$(3,591,207)
Adjustments to reconcile net loss to net cash used in
operating activities:
Cumulative effect of change in accounting principle	-	-	11,854
Consulting services provided in exchange for common stock	126,988	-	2,087,673
Share-based compensation	354,911	(9,428)	415,750
Derivative instrument (income) expense	39,545	(249)	41,443
Changes in operating assets and liabilities:
Increase in inventory	(11,437)	-	(11,437)
Increase in accrued interest	12,509	14,270	102,595
Increase in other current liabilities	113	-	113
Net cash used in operating activities	(237,950)	(130,161)	(943,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	225,100	142,500	967,017
Repayments of stockholder loans	(3,000)	(10,000)	(53,129)
Proceeds from issuance of stockholder loans	-	-	91,615
Net cash provided by financing activities	222,100	132,500	1,005,503

NET (DECREASE) INCREASE IN CASH	(15,850)	2,339	62,287

CASH, beginning of period	82,355	122,244	4,218
CASH, end of period	$66,505	$124,583	$66,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Non-cash financing activities:
Increase in derivative liability under anti-dilution agreement (Note 7)	$140,356	$-	$121,309
Assumption of promissory notes and accrued interest (Note 6)	93,057	-	93,057

The accompanying notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

NOTE 1 — NATURE OF OPERATIONS/BASIS OF PRESENTATION

Energy Telecom, Inc. (a development stage company) (the “Company”), formerly The Energy Corp., is an intellectual property exploitation company planning to provide patent protection to its manufacturing business partners so the Company may manufacture, market, distribute and sell worldwide a family of eyewear products delivering a full range of audio and optical information to mobile workers and recreational eyewear users.  The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product.  The Company’s Class A common stock is considered a grey market stock that trades from time to time under the symbol “ENRG.PK”.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim financial statements. Operating results for the three and nine month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2009 has been derived from audited financial statements. The unaudited interim financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2009 and cumulative from inception of development stage (August 22, 2000) through December 31, 2009.

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has a deficit accumulated during development stage (August 22, 2000) through September 30, 2010 totaling approximately $3,591,000. In addition, the Company’s notes payable to its officer/director are due on demand.  If the notes were to be called, the Company may be unable to meet these obligations. Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated or raise additional capital on satisfactory terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans on issuing the remaining authorized but unissued shares to the extent available and to obtain debt financing to generate cash to cover short-falls in working capital as it continues to develop its products and operations. The Company expects that when it emerges from its development stage, operations will generate working capital sufficient to allow it to continue as a going concern.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

Effective August 22, 2000, the Company is considered a development stage company as defined by ASC 915 “Development Stage Entities,” as its operations from the inception of the development stage (August 22, 2000) have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of its patents.  In July 2010 the Company’s principal sales operations commenced with the sale of a limited supply of the Company’s protective eyewear, but the Company has recognized no significant revenues therefrom.  Prior to entering the development stage on August 22, 2000, the Company sold manufacturing equipment in an unrelated business venture.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2010 and December 31, 2009.

INVENTORY

Inventory is stated at the lower of cost (on the first-in, first-out basis) or market value.

PATENTS

The Company’s patents (U.S. 5,717,479, U.S. 6,012,812, U.S. 6,950,531, U.S. 7,133,532 and other international patents) which describe the general means for delivering sound through disposable sound attenuating components, are capitalized at the original cost, if purchased, or at the carrying basis of the transferor if contributed by an entity under common control.  Patent costs are amortized using the straight-line method over their estimated period of benefit remaining.  The Company evaluates the recoverability of patents annually taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  Costs of developing patents that are not specifically identifiable, that have indeterminate lives, or that are inherent in the continuation of the Company’s business are recognized as an expense when incurred.

REVENUE RECOGNITION

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

SHARE-BASED COMPENSATION

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.  The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

DERIVATIVE INSTRUMENTS

In January 2009, the Company adopted the new authoritative guidance outlined in FASB ASC 815 on derivative instruments and hedging activities, which changes the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under accounting for derivative instruments and hedging activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this new guidance did not have a material impact on the accompanying financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVE INSTRUMENTS (Continued)

Effective January 1, 2009, the Company also adopted new authoritative guidance outlined in FASB ASC 815 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the new guidance, the Company determined that its anti-dilution agreements could result in modification of the price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option (Note 7).

In accordance with this new authoritative guidance, the Company, beginning on January 1, 2009, recognized its anti-dilution agreements as derivative instruments at fair value on each reporting date. The cumulative effect of the change in accounting for this instrument of $44,280 was recognized as an adjustment to the opening balance of accumulated deficit and additional paid-in-capital at January 1, 2009. The amounts recognized in the accompanying balance sheets as a result of the initial application of this new authoritative guidance on January 1, 2009 were determined based on the amounts that would have been recognized if it had been applied from the issuance date of the agreements.

Accounting for changes in the fair value of the derivative instrument depends on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2010 and December 31, 2009, the Company did not have any derivative instruments that were designated as hedges.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are recognized, net of a valuation allowance, for the estimated future tax effects of deductible temporary differences and tax credit carry-forwards. A valuation allowance against deferred tax assets is recorded when, and if, based upon available evidence, it is more likely than not that some or all deferred tax assets will not be realized.

There are no unrecognized tax benefits at September 30, 2010 and December 31, 2009. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  The Company has determined it has no uncertain tax positions at September 30, 2010.  Currently, the Company’s federal and state income tax returns for the years 2007-2009 remain open to inspection by the IRS and various state taxing authorities.  The Company believes that it has appropriate support for income tax positions taken in its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter.

NET LOSS PER COMMON SHARE

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive.  The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2010 and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

The following are recent accounting pronouncements that have affected the Company’s financial statements or may affect them in the future.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, to amend existing guidance in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to expand and clarify existing disclosures regarding recurring and nonrecurring fair value measurements. The amendments in this ASU were effective on January 1, 2010 for the Company’s interim and annual reporting. The adoption of this ASU did not have an impact on these unaudited interim financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU remove the requirement for an SEC filer (such as us) to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. All of the amendments in this ASU were effective for us upon the FASB’s issuance of ASU No. 2010-09. The only effect of the Company’s adoption of this ASU on these unaudited interim financial statements was to not disclose the date through which subsequent events have been evaluated in preparing these financial statements; which is the date of issuance of the financial statements.

NOTE 4 — FINANCIAL INSTRUMENTS

FAIR VALUE MEASUREMENTS

The Company measures and discloses the fair values of assets and liabilities required to be carried at fair value in accordance with authoritative guidance for fair value measurements.  FASB ASC 820 guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. FASB ASC 820 establishes a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs).  The following summarizes the fair value hierarchy:

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full-term of the asset or liability.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The determination of where assets and liabilities fall within this fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contain in certain shareholder agreements (Note 7), which is measured using Level 2 inputs. The carrying amount of the Company's other assets and liabilities approximate fair value.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash.  The Company has cash balances in certain financial institutions with amounts that occasionally exceed current federal deposit insurance limits.  The financial stability of these institutions is periodically reviewed by senior management.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 5 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder notes payable as of September 30, 2010 (unaudited) and December 31, 2009:

	September 30, 2010	December 31, 2009
Notes payable, due on demand, interest at 10%	$38,486	$41,486
Accrued interest	27,374	22,773
	$65,860	$64,259

The Company recognized interest expense associated with the notes of $1,544 and $1,646 for the three months ended September 30, 2010 and 2009, respectively, and $4,601 and $5,019 for the nine months ending September 30, 2010 and 2009, respectively, and $27,374 for the period from inception of development stage (August 22, 2000) through September 30, 2010.

NOTE 6 — PROMISSORY NOTES

Prior to entering the development stage the Company signed two promissory notes.  The first promissory note of $25,000 was signed and agreed to on March 10, 1995 with an interest rate of 18% per annum, compounding annually.  As of December 31, 2009, the Company owed $59,985, which included $54,985 of accrued interest.  The second promissory note of $5,000 (or one-half of one percent of the Company’s common stock) was signed on July 16, 1996 with an interest rate of 12% per annum, compounding daily.  As of December 31, 2009, the Company owed $25,164, which included $20,164 of accrued interest.

On July 22, 2010, the Company entered into an assignment and assumption agreement with its President and Chief Executive Officer, who is also a majority shareholder, pursuant to which the President and Chief Executive Officer agreed to assume the rights, duties and obligations for payment of these outstanding promissory notes in exchange for shares of the Company’s Class A common stock.  The total amount of the outstanding notes as of July 22, 2010, including accrued interest, were $93,057 and the Company issued its President and Chief Executive Officer 186,114 shares of its common stock in consideration for the assumption of such liabilities.

Prior to the execution of the assumption agreement, the Company recognized interest expense totaling $499 and $3,244 for the three months ended September 30, 2010 and 2009, respectively, $7,908 and $9,251 for the nine months ended September 30, 2010 and 2009, respectively, and $75,481 for the period from inception of development stage (August 22, 2000) through September 30, 2010.

NOTE 7 — DERIVATIVE INSTRUMENT

The Company has entered into three separate Class A common stock purchase agreements with an investor.  Under the terms of the agreements, the percentage of the Company’s Class A common stock issued to the investor, as determined based upon the total shares issued on the date of agreement, shall remain unchanged until such time as the Company registers its common stock with the Securities and Exchange Commission (the “Anti-Dilution Feature”).  As further described in Note 2, under guidance in ASC 815, the Anti-Dilution Feature could result in modification of the price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option.  The Company has therefore accounted for the Anti-Dilution Feature as a derivative instrument carried at fair value, which requires mark-to-market as of the end of each reporting period.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 7 — DERIVATIVE INSTRUMENT (Continued)

The following table summarizes the derivative instrument activity for the period from January 1, 2009 through September 30, 2010:

Derivative instrument, December 31, 2008, before adjustment for cumulative Effect of change in accounting principle	$-
Cumulative effect of change in accounting principle	(44,280)
Derivative instrument, January 1, 2009, after adjustment for cumulative effect of change in accounting principle	(44,280)
Increases in shares due to investor under anti-dilution agreements resulting From issuance of additional shares of common stock	(9,837)
Reductions in shares due under anti-dilution agreement resulting from settlement of shares due to investor	76,015
Mark-to-market adjustment	(1,898)
Derivative instrument, December 31, 2009	20,000
Increases in shares due to investor under anti-dilution agreements resulting From issuance of additional shares of common stock	(140,356)
Mark-to-market adjustment	(39,545)
Derivative instrument, September 30, 2010	$(159,901)

As of September 30, 2010, the derivative liability represents 225,204 shares of Class A common stock due to be issued under the anti-dilution agreement, at a fair value per share of $0.71.  On October 4, 2010, the Company received notification from the SEC that the Company’s registration statement on Form S-1 had been declared effective by the SEC, thereby registering shares of the Company’s class A common stock and satisfying the terms of the anti-dilution agreement.  The Company performed a final calculation of shares due under the anti-dilution agreement as of October 4, 2010, and extinguished the anti-dilution agreement.  As of December 31, 2009, the derivative instrument represents 30,075 shares of Class A common stock due to be received under the anti-dilution agreement as a result of an over-issuance of shares at that date, at a fair value of $0.66 per share.  As of December 31, 2009, the derivative instrument is included in additional paid-in capital on the Company’s balance sheet.

The fair value of the derivative instrument is determined using the fair value per share of the common stock due to/from the investor as of the end of each reporting date, which is considered a Level 2 input as defined in the fair value hierarchy.

NOTE 8 — STOCKHOLDERS’ EQUITY

RECAPITALIZATIONS

On May 10, 2004, the Company amended its Articles of Incorporation to increase the number of authorized shares from 21,000,000 shares, par value $.001 (the “pre-amendment” shares), to 200,000,000 shares, par value $.0001 (the “post-amendment” shares). On May 10, 2004, immediately following execution of the amendment, the Company affected a 5:1 stock split, where each stockholder received five shares of post-amendment common stock in exchange for each share of pre-amendment common stock.

On January 11, 2008, the Company affected a 1:6 reverse stock split.  All share and per share amounts contained in these unaudited, interim financial statements have been adjusted to reflect the effects of the 1:6 reverse split in accordance with FASB ASC 260 “Earnings Per Share” (ASC 260).

On September 24, 2008 the Company created Class B Common stock that provides that the holders of such stock shall have ten votes for each share of such stock held, and further provided the such Class B Common shares shall have no right to receive a dividend and shall have no rights to receive the assets of the Corporation upon dissolution. The Company authorized 10,000,000 shares of Class B Common and issued 1,000,000 such shares to the officer/director of the Company.

On June 2, 2010, the Company filed amended articles of incorporation with the Secretary of the State of Florida to effect a 1:5 reverse split of its common stock, which amendment was effective as of June 28, 2010. All share and per share amounts contained in these unaudited, interim financial statements have been adjusted to reflect the effects of the 1:5 reverse split in accordance with ASC 260.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

PRIVATE PLACEMENTS

During the period from inception of development stage (August 22, 2000) to September 30, 2010 the Company completed private placements of 1,862,327 shares of Class A common stock and has received proceeds totaling $967,377.

As further described in Note 7, the Company has an agreement with an investor who purchased shares of Class A common stock whereby the investor’s ownership percentage is to remain fixed until such time as the Company registers its shares under the Securities Exchange Act of 1933. On October 4, 2010, this agreement was extinguished.

SHARE-BASED COMPENSATION

In August, 2007 the Company issued 200,000 shares of common stock to the officer/director.  The Company recognized share-based compensation expense relating to this issuance totaling $53,389 for the period from inception of development stage (August 22, 2000) through September 30, 2010.

SHARES ISSUED TO CONSULTANTS

During the period from inception of development stage (August 22, 2000) to September 30, 2010 the Company issued 1,108,700 shares of common stock to consultants for services rendered totaling $2,087,673.

SHARES ISSUED FOR PATENTS

During the period from inception of development stage (August 22, 2000) to September 30, 2010 the Company issued 1,677,779 shares of Class A common stock and 200,000 shares of Class B common stock, to the officer/director referred to in Note 3 as consideration for the contribution of patents to the Company.  As the officer/director controls the Company (see Note 12), the patents were each recorded at $ -0- , which represents the carrying amount of the transferor at the date of transfer.

SHARES ISSUED IN EXCHANGE FOR ASSUMPTION OF PROMISSORY NOTES

As further described in Note 6, on July 22, 2010, the Company entered into an assignment and assumption agreement with its President and Chief Executive Officer, who is also a majority shareholder, pursuant to which the President and Chief Executive Officer agreed to assume the rights, duties and obligations for payment of outstanding promissory notes that the Company owed to certain lenders. The total amount of the outstanding notes as of July 22, 2010, including accrued interest, were $93,057 and the Company issued its President and Chief Executive Officer 186,114 shares of its common stock in consideration for the assumption of such liabilities.

NOTE 9 — STOCK OPTIONS

On August 7, 2007, the Company entered into an agreement with an independent consultant (the “Agreement”) to provide product development and strategic planning services. Pursuant to this agreement, in addition to other forms of compensation payable to the consultant, the consultant was eligible to receive up to 150,000 non-qualified stock options.

Upon execution of the Agreement, the consultant received 16,667 stock options with an exercise price of $0.375 per share, which was 50% of the fair market value of the price of the Company’s stock on the date of the Agreement. These options fully vested on August 7, 2008. The fair market value on the grant date was determined to be $0.445 per share using the Black-Scholes option-pricing model and the following assumptions: exercise price of $0.375 per share; market price of an underlying share of the Company’s stock of $0.75; expected life 2 years; volatility of 66%; no dividend yield; and a risk free rate of 2.457%. During 2008, the Company recorded compensation expense of $7,449 in connection with these stock options. There was no compensation expense recorded in connection with this grant during the three or nine months ended September 30, 2010 or 2009.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 9 — STOCK OPTIONS (Continued)

Under the Agreement, the consultant was entitled to receive 66,667 stock options at the time that the Company’s product was introduced for sale and the Company received revenue from that sale (the “Performance Options”).  When issued, the Performance Options were to have an exercise price of $0.375 per share, which was 50% of the fair market value of the price of the Company’s stock on the date the Agreement was executed.  For the nine months ended September 30 2009, the Company did not recognize compensation expense related to Performance Options as the then-current lowest aggregate fair value of the options was determined to be $-0- as of the respective reporting dates. During 2009, as a result of the termination of the Agreement, this provision expired prior to the achievement of the performance condition and no Performance Options were issued. Accordingly, the Company has not recognized compensation expense related to the Performance Options during the three or nine months ended September 30, 2010.

Under the terms of the Agreement, the consultant was to receive 33,333 stock options at the time the Company’s publicly traded stock price reached an average trading level of $1.25 for any ten calendar days and an additional 33,333 stock options at the time the Company’s publicly traded stock price reached an average trading level of $2.50 for any ten calendar days (collectively the “Market Options”).  When granted, the Market Options were to have an exercise price of $0.375 per share, which was 50% of the fair market value of the price of the Company’s stock on the date the agreement was executed. For the three and nine months ended September 30, 2009, the Company recognized a credit to compensation expense related to these options totaling $3,466 and $10,030, based on the then-current fair value of the options as of September 30, 2009. The fair value of the Market Options at September 30, 2009 was determined to be $13,058 using the Black-Scholes option-pricing model and the following weighted-average assumptions: exercise price of $0.075 per share; market price of an underlying share of the Company’s stock of $0.16; expected life of 0.85 years; volatility of 235%; no dividend yield; and a risk free rate of 1.118%.  During 2009, as a result of the termination of the Agreement, this provision expired prior to the achievement of the market conditions and no Market Options were issued. Accordingly, the Company has not recognized compensation expense related to the Market Options during the three or nine months ended September 30, 2010.

On April 15, 2010, the Company issued to its President and Chief Executive Officer options to purchase 1,200,000 shares of the Company’s Class A common stock, with 400,000 options exercisable immediately at $0.15 per share, expiring January 5, 2012, 400,000 options exercisable April 15, 2011 at $0.90 per share, expiring April 15, 2013 and 400,000 options exercisable April 15, 2012 at $2.00 per share, expiring April 15, 2015 (the “Rickards Options”). The fair value of the Rickards Options was determined to be $497,506 using the Black-Scholes option-pricing model and the following weighted-average assumptions: exercise price of $1.02 per share; market price of an underlying share of the Company’s stock of $0.50; expected life of 2.11 years; volatility of 196%; no dividend yield; and a risk free rate of 1.10%. The Company recognized compensation expense associated with these options totaling $60,489 and $284,456 for the three and nine months ended September 30, 2010, respectively.

On April 19, 2010, the Company issued to a consultant options to purchase 300,000 shares of the Company’s Class A common stock, with 100,000 options exercisable immediately at $0.15 per share, expiring January 5, 2012, 100,000 options exercisable April 19, 2011 at $0.90 per share, expiring April 19, 2013 and 100,000 options exercisable April 19, 2012 at $2.00 per share, expiring April 19, 2015 (the “Halperin Options”). The fair value of the Halperin Options was determined to be $124,345 using the Black-Scholes option-pricing model and the following weighted-average assumptions: exercise price of $1.02 per share; market price of an underlying share of the Company’s stock of $0.50; expected life of 2.11 years; volatility of 196%; no dividend yield; and a risk free rate of 1.07%. The Company recognized compensation expense associated with these options totaling $17,121 and $72,454 for the three and nine months ended September 30, 2010, respectively.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 9 — STOCK OPTIONS (Continued)

The following table summarizes the stock option activity for the period from inception of development stage (August 22, 2000) through September 30, 2010:

	Shares	Weighted-Average Exercise Price
Balance at December 31, 2007	-	$-
Granted	83,333	0.075
Exercised	-	-
Forfeited or expired	-	-
Balance at December 31, 2008	83,333	0.075
Granted	-	-
Exercised	-	-
Forfeited or expired	(83,333)	(0.075)
Balance at December 31, 2009	-	-
Granted	1,500,000	1.02
Exercised	-	-
Forfeited or expired	-	-
Balance at September 30, 2010	1,500,000	1.02

Vested and exercisable at September 30, 2010	500,000	$1.02
Weighted average remaining contractual term (in years)	1.75
Intrinsic value:
Outstanding	$280,000
Exercisable	$280,000

NOTE 10 — INCOME TAXES

At September 30, 2010, the Company had accumulated tax losses of approximately $4,099,000, of which approximately $1,586,000 relates to periods subsequent to the Company’s conversion to a C corporation on January 1, 2005 and thus may be offset against future taxable income, if any, which expire through 2029.

The Company evaluates a variety of factors in determining the amount of the deferred income taxes to be recognized, including the Company’s earnings history. As of September 30, 2010, the Company has fully reserved the value of its deferred tax assets as it cannot determine that the ultimate realization of those assets is more likely than not.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company is not currently aware of any pending or threatened legal proceedings to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, its officer/director, or any officers or directors relating to their services on the Company’s behalf.

EMPLOYMENT AGREEMENT – TOM RICKARDS

The Company entered into a 20 year employment agreement with Mr. Rickards on April 15, 2010 to serve as President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Rickards shall receive annual compensation of $36,000 in 2010, $100,000 in 2011, $125,000 in 2012, $175,000 in 2013 and $200,000 in 2014 and thereafter. As further described in Note 9, the employment agreement also awarded Mr. Rickards options to purchase 1,200,000 shares of the Company’s Class A common stock, with 400,000 options exercisable immediately at $0.15 per share, expiring January 5, 2012, 400,000 options exercisable April 15, 2011 at $0.90 per share, expiring April 15, 2013 and 400,000 options exercisable April 15, 2012 at $2.00 per share, expiring April 15, 2015.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 11 — COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT – TOM RICKARDS (Continued)

In addition, Mr. Rickards is entitled to participate in any and all benefit plans, from time to time, in effect for the Company’s employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. Further, the Company shall provide full medical, dental and vision insurance plans for Mr. Rickards and his immediate family.  Mr. Rickards is reimbursed $700 per month for automobile expenses.

In the event Mr. Rickards is terminated without cause, or resigns for certain “good reasons,” as defined, the Company is required to pay Mr. Rickards a severance payment.  The severance payment is the salary and benefits amount owed under the respective employment agreement from the date of termination through the remaining term of the employment agreement, plus a lump sum amount equal to two times Mr. Rickards then current base salary, as well as to provide all benefits through the remaining term of the employment agreement.

In the event of a change in control, Mr. Rickards shall have the right to purchase such number of shares of common stock of the Company representing 10% of the total shares in the public market, at a price equal to 50% of the then current fair market value on the date of the change in control.

CONSULTING AGREEMENT – RONNY HALPERIN

The Company entered into a five year consulting agreement with Mr. Ronny Halperin on April 15, 2010 to serve as Chief Financial Officer. At the end of the initial term and upon each one year anniversary thereafter, the agreement will automatically renew for another one year.  As further described in Note 9, the consulting agreement also awarded Mr. Halperin options to purchase 300,000 shares of the Company’s Class A common stock, with 100,000 options exercisable immediately at $0.15 per share, expiring January 5, 2012, 100,000 options exercisable April 19, 2011 at $0.90 per share, expiring April 19, 2013 and 100,000 options exercisable April 19, 2012 at $2.00 per share, expiring April 19, 2015.

PURCHASE COMMITMENT

The Company has entered into a purchase commitment with a supplier, whereby the Company has committed to purchase 1,000 sets of eyewear.  As of September 30, 2010, the Company has purchased 175 sets of eyewear pursuant to this purchase commitment.

NOTE 12 — CONTROL

As of September 30, 2010, the officer/director beneficially owned more than 41.6% of the Company’s issued and outstanding Class A common stock and 100% of the Company’s issued and outstanding Class B common stock.  Therefore, the officer/director has the effective power to elect all members of the Board of Directors and to control the vote on substantially all other matters.

NOTE 13 — RELATED PARTY TRANSACTIONS

During 2009, the Company entered into an operating lease agreement for office space with the officer/director.  The officer/director has agreed to sublet space to the Company for a fixed fee of $1,750 on a month-to-month basis.  Rent expense for each of the three months ended September 30, 2010 and 2009 totaled $5,250 and for the nine months ended September 30, 2010 and 2009 totaled $15,750 and $12,750, respectively.

During the period from inception through September 30, 2010, the Company has issued 1,677,779 shares of Class A common stock and 200,000 shares of Class B common stock to the Company’s President and Chief Executive Officer in exchange for patents.

As further described in Note 9 and Note 11, the Company entered into an employment agreement with its President and Chief Executive Officer, who is also the Company’s majority shareholder as described in Note 12.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 14 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGES TO PRIOR PERIOD PRESENTATION

The Company has restated its financial statements as of December 31, 2009 to reflect changes in the accounting for promissory notes (Note 6) and its anti-dilution agreements (Note 7).  The promissory notes reflected on the balance sheets had been previously derecognized under an assignment agreement.  The anti-dilution agreements have been recorded as derivative instruments.  This restatement had the following impact on the financial statements:

	December 31, 2009
	Previously Reported	Adjustment	Restated
Total assets	$82,355	$-	$82,355

Promissory notes	-	10,000	10,000

Accrued interest	22,773	75,149	97,922

Total liabilities	64,249	85,159	149,408

Additional paid-in capital	3,330,561	(59,247)	3,271,314

Accumulated deficit	(2,804,726)	(25,902)	(2,830,628)

Total owners’ equity	18,096	(85,149)	(67,053)

Total liabilities and owners’ equity	82,355	-	82,355

NOTE 15 — SUBSEQUENT EVENTS

On November 8, 2010, the Company issued 10,769 shares of common stock to an accredited investor for $7,000.  The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1934, as amended.

On November 8, 2010, the Company issued 225,204 shares of common stock to an accredited investor as a final adjustment of the shares due the investor as stated in three anti-dilution agreements, which were extinguished when the Company’s registration statement on Form S-1 was declared effective by the SEC on October 4, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Overview

We were incorporated on September 7, 1993 under the laws of the State of Florida as The Energy Corp. On April 24, 2004, we changed our name to Energy Telecom, Inc.

We are a development stage company that holds U.S. and foreign patents allowing for the manufacture, marketing and distribution of a hands-free, wireless communication eyewear providing quality sound and noise attenuation.

We are a development stage entity under ASC 915.  ASC 915 defines a development stage entity as an entity devoting substantially all of its efforts to establishing a new business and for which either of the following conditions exists: a. planned principal operations have not commenced, or b. planned principal operations have commenced, but there has been no significant revenue there from.  ASC 915 further states, a development stage entity will typically be devoting most of its efforts to activities such as the following: a. financial planning, b. raising capital, c. exploring for natural resources, d. developing natural resources, e. research and development, f. establishing sources of supply, g. acquiring property, plant, equipment, or other operating assets, h. recruiting and training personnel, i. developing markets, j. starting up production.  Although certain aspects of the Company’s planned principal operations have commenced, they have been limited to the activities specified by ASC 915 as those typical of development stage entities.  Further, these activities have generated no significant revenues since inception of the development stage.

Development took an extraordinary time, as we found that the integrated circuits (Bluetooth chips in particular), and the energy density of batteries in the early 2000's, did not permit construction of an eyewear small enough, and light enough to be found acceptable in the marketplace.  When those components proved small and light enough (about 2006-2007), development of the eyewear itself began.  The period from the early 2000's to that time were spent in broadening our patent portfolio by adding five European countries in which our claims are protected (Great Britain, France, Italy, Spain, and Germany), and, developing the protocols that could be used in each new version of the Bluetooth specification.  During the time from 2000 to 2010, the design was continually evolved by extensive testing and field trials on various iterations of prototypes, as they became smaller, lighter, and more comfortable.  Those findings were incorporated in the design used in our eyewear at this time.

We are hoping to exit the development stage as we are transitioning from the development stage to the production stage since we began to sell our product.  We have produced the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear, intended for use by police, fire, rescue, military and security personnel as well as bio-hazard, construction and heavy-manufacturing workers.  In conjunction with our manufacturing partner, Samsin USA, we have obtained safety lenses made by Sperian and ear plugs produced by Howard Leight, to create our telecom eyewear.  In June 2010, we began to receive orders for our telecom eyewear, for which revenue was recognized upon shipment of the product in July 2010.

After further testing and feedback from our initial purchasers, we intend to market the eyewear to police, fire, rescue, military and security personnel, as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication. We believe our eyewear will also be in demand by those using cellular and smart phones for voice communication, and for listening to high-fidelity streaming stereo.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

●
We recently completed the third run of production on our telecommunication eyewear. The total working eyewear produced to date is 249 eyewear, consisting of several "runs" or batches, with each run providing improvements and corrections to the design as the process evolved. The first run, which was comprised of 50 eyewear, were given out as trial eyewear for actual use/testing in the field, normally under very difficult conditions, as marketing samples (i.e., samples sent to Dolby, Sperian Protection, VisionSource, etc.) or were destroyed in the normal course of development and testing. Of the ones given out for testing in the field, about 25 are in constant daily use in the United States, Israel, Afghanistan, and Iraq. The second "run" of eyewear was 49 units, of which 23 were placed for sale on Amazon.com on June 25, 2010, and orders for all units were received by July 1, 2010. As of November 11, 2010, 102 eyewear units (including those from a third batch of 150, as discussed further below) have been sold or delivered as promotional products. In addition, we will begin to market to large personal protective equipment, or PPE, manufacturers with the goal of obtaining broader distribution methods;

●
We recently issued a purchase order for 1,000 eyewear to Samsin USA, our manufacturing partner, so as to insure steady supply of eyewear to potential distributors and re-sellers, through the second half of 2010. The order also provides sufficient certainty to Samsin USA so it felt comfortable enough to order the sophisticated integrated circuits used in the eyewear, in volume. As there is about a four to six week delivery time of those components, they must be ordered prior to the eyewear being needed to fulfill current orders. We will not be charged for the entire order initially, as the 1,000 units will be released in phases, to insure a sufficient, but not an extensive and unnecessary inventory. We will pay for each release, when the specific number of eyewear are received, tested, and considered acceptable. We are obligated to purchase the entire 1,000 sets of eyewear, even if we are unable to sell them. In the event we are unable to sell them, the required payment of approximately $46,000 would drain our limited financial resources.

The first release of 75 ST-3000 model eyewear and 75 ST-1000 model eyewear was issued on July 2, 2010 and received in September 2010.  These eyewear are also to be distributed as demo units.  To date approximately 30 of this 150 eyewear batch have been distributed to Qmadix, Brookstone, Sprint-Nextel, Howard Leight, Fry's Electronics, Lowe's, and other retailers for review.  We do not believe the sales of any of these 150 eyewear not shipped as demos will have a material impact on our results of operations or financial condition. The revenue from the sales will help offset our expenses, but we will still need additional financing to continue operations. We will order additional eyewear to be released under the purchase order on an as-needed basis, based on management’s determination, with each release paid for upon testing and acceptance of the eyewear. If management orders too many units before sales have been made, it could deplete our cash resources and if management waits to order units until all or substantially all of the prior inventory is depleted, we may be unable to deliver products to customers on a timely basis, which could result in canceled sales;

●
As part of our plan to increase market awareness of our eyewear product, we will participate in the U.S. launch of the eyewear at the 2011 Consumer Electronics show in Las Vegas during the second week of January 2011, as sponsored by Qmadix.  Other market awareness efforts include personal presentation by our representatives to independent companies with large numbers of employees requiring sight and hearing protection in their work areas, and at smaller trade shows targeting hunters, shooters, and those engaged in recreational boating;

●
We have been requested to participate in the development of new eyewear models which may fulfill users’ needs in markets not originally contemplated.  Those models include an FM-radio enabled model eyewear, a 3-D model eyewear, and an X model eyewear, for use in extremely high noise environments.  The components required for such models are either available at the present time, can be developed and supplied by our manufacturing partners, or are already in development to be delivered in 2011;

●	During the next six months, we will continue to expand our potential markets through patent filings, including a filing that will protect our product for potential sales in Japan and South Korea;
●
Recent research has indicated that there may be long-term health hazards from radiation relating to the use of cellular telephones. We intend to aggressively market our product as an alternative to cell phone usage as our product produces between 1/100th and 1/200th of the radiation of typical cell phones; and

●
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

Revenue

We generated $3,253 in revenue for the three and nine months ended September 30, 2010 compared to $0 for the three and nine months ended September 30, 2009. During most of this time, we were mainly focused on research and development of our products.  In July 2010, we began to ship orders for our telecom eyewear, as we substantially completed our resource and development of our eyewear and began to transition to an operating company.

Expenses – Nine Months Ended September 30, 2010

For the nine months ended September 30, 2010 and 2009, selling, general and administrative expenses totaled $708,933 and $121,707, respectively.

Included in selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 were professional fees totaling $88,181 and $18,619, respectively. The increase in professional fees of $69,562 resulted primarily from costs incurred in connection with our Form S-1 filing.

Also included in selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 were office expenses totaling $27,918 and $15,147, respectively. The increase in office expense of $12,771 resulted primarily from an increase in monthly rent expense.

Also included in selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 were salaries, payroll taxes and other employee benefits totaling $32,751 and $29,823, respectively.

Included in selling, general and administrative expenses during the nine months ended September 30, 2010 is stock compensation expense totaling $354,911 for stock options granted to our President and CEO and to a consultant. Included in general and administrative expenses during the nine months ended September 30, 2009 is a credit for stock compensation totaling $10,030, which represents the mark-to-market adjustment of stock options containing market conditions.

Included in selling, general and administrative expenses during the nine months ended September 30, 2010 is a non-cash charge for stock compensation paid to our SEC counsel for services rendered totaling $126,988.

Expenses – Three Months Ended September 30, 2010

For the three months ended September 30, 2010 and 2009, selling, general and administrative expenses totaled $175,051 and $68,624, respectively.

Included in selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 were professional fees totaling $41,821 and $12,000, respectively. The increase in professional fees of $29,821 resulted primarily from costs incurred in connection with our Form S-1 filing.

Also included in selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 were office expenses totaling $8,597 and $6,152, respectively.

Also included in selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 were salaries, payroll taxes and other employee benefits totaling $10,597 and $10,083, respectively.

Included in selling, general and administrative expenses during the three months ended September 30, 2010 is stock compensation expense totaling $77,610 for stock options granted to the Company’s President and CEO and to a consultant. Included in general and administrative expenses during the three months ended September 30, 2009 is a credit for stock compensation totaling $3,466, which represents the mark-to-market adjustment of stock options containing market conditions.

Other Income and Expenses

For the nine months ended September 30, 2010, we incurred $12,509 in interest expense and $39,545 in derivative instrument expense which was offset by $334 in interest income compared to $14,270 in interest expense and $249 in derivative instrument expense, which was offset by $974 in interest income for the nine months ended September 30, 2009.

For the three months ended September 30, 2010, we incurred $2,043 in interest expense and $40,490 in derivative instrument expense which was offset by $38 in interest income compared to $4,890 in interest expense which was offset by $396 in interest income and $1,581 in derivative instrument income, for the three months ended September 30, 2009.

Net Loss

For the nine months ended September 30, 2010, we incurred a net loss of approximately $760,000 ($0.12 per share of common stock) as a result of the foregoing, compared to a net loss of approximately $135,000 ($0.02 per share of common stock) for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $147,932. For the nine months ended September 30, 2010, we used $237,950 in cash in operating activities. Cash provided by financing activities totaled $222,100 primarily from the issuance of common stock. From time to time since our formation in 1993, we have sold shares to investors in private placement transactions. For the nine months ended September 30, 2010, we sold an aggregate of 408,361 shares of our common stock for $225,100 in 19 different transactions. Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

We expect capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for marketing, advertising, inventory, equipment and overhead. We have sufficient funds to conduct our proposed operations for approximately three months, depending on revenues, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any additional funds, we have sufficient capital for about 3 months of operation. However, based on years of experience of financing operations through the sale of securities, we believe we will generate sufficient capital, including purchasing inventory, to meet our needs in the next 12 months.

Although there are no assurances that we will be able to raise additional funds through the sale of securities, in the first nine months of 2010 we raised approximately $68,000 (or 43%) more than from the sale of securities that we achieved for the year ended December 31, 2009. In addition, as we are moving from development to actual operations, we believe it is more likely that investors will be willing to fund operations in the short-term. The private placements that occurred since January 2010 were with accredited investors that contacted us, either because they previously invested with us or were referred to us by word of mouth from existing investors, with approximately 50% of the investors in that period representing investors who had previously invested in our company. For each private placement, we negotiate the price per share with such potential investor, based upon the amount of money the potential investor desires to invest and recent trading activity and price of our common stock. Other than one significant investor who received anti-dilution protection and the purchase price per share, we have not granted any investors any sort of different terms in our private placements.

 Other than possible family relationships between the existing and new investors, we are not aware of any material relationships between new and existing investors. We have not engaged in any sort of solicitation of potential investors. None of our advisors or consultants have been involved in any sort of fundraising activities on our behalf. Also, we do not believe that having our stock available for quotation on the OTC Bulletin Board is necessary for us to raise the additional funds necessary to continue operations through the sale of our securities going forward, although we believe it would be helpful.

In June 2010, we established a merchant account on Amazon.com, and on June 25, 2010 we began offering our eyewear for sale directly to the public. Although sales have been minimal to date (approximately 69 units sold), we anticipate that there will be some revenue to offset expenses during the next six months, although no assurances can be given that we will receive and signature revenue. In addition, we are not relying upon future revenues to provide us the liquidity necessary to continue operations.

We do not currently have a sufficient amount of cash to cover our proposed operating and development costs. Our fixed operating expenses have been and are expected to continue to outpace revenue resulting in additional losses in the near term. By adjusting our operations to our current level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for at least 12 months. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

As of October 1, 2010, we had a working capital deficit of approximately $147,932. At our current rate, we use about $20,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). In addition, we will need to purchase larger quantities of product, as sales grow. We anticipate those inventory purchases will total about $46,000 during the next six months, which is the purchase order we recently placed with Samsin USA as previously disclosed. We will also have new legal and accounting costs in the six months, totaling about $20,000, for combined expenditures of approximately $106,000 through December 31, 2010. However, we anticipate that we will have to substantially increase our inventory in the first quarter of 2011 that we intend to sell to industrial and commercial clients, who we anticipate would place large bulk orders, in contrast to the retail clients we are currently selling to through Amazon, which are primarily on a single order basis.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our history as a development stage company and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of September 30, 2010 (unaudited) and December 31, 2009:

	September 30, 2010	December 31, 2009
Loans payable, due on demand, interest at 10%	$38,486	$41,486
Accrued interest	27,374	22,773
	$65,860	$64,259

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Development Stage Company

Effective August 22, 2000, we are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as our operations from the inception of the development stage (August 22, 2000) have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of its patents.  In July 2010, our principal sales operations commenced with the sale of a limited supply of our protective eyewear, but we have recognized no significant revenues therefrom.  Prior to entering the development stage on August 22, 2000, we sold manufacturing equipment in an unrelated business venture.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost (on the first-in, first-out basis) or market value.

Cash and Cash Equivalents

We consider financial instruments with an original maturity date of three months or less to be cash equivalents.

Patents

Our patents (U.S. 5,717,479, U.S. 6,012,812, U.S. 6,950,531, U.S. 7,133,532 and other international patents) which describe the general means for delivering sound through disposable sound attenuating components, are capitalized at the original cost, if purchased, or at the carrying basis of the transferor if contributed by an entity under common control. Patent costs are amortized using the straight-line method over their estimated period of benefit remaining. We evaluate the recoverability of patents annually taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Costs of developing patents that are not specifically identifiable, that have indeterminate lives, or that are inherent in the continuation of our business are recognized as an expense when incurred.

Revenue Recognition

We recognize revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

Share-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We measure the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

We measure the fair value of shares issued as share-based compensation to employees using the stock price observed in the arms-length private placement transaction nearest the measurement date, which was considered to be a more reliably determinable measure of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Derivative Instruments

In January 2009, we adopted the new authoritative guidance outlined in FASB ASC 815 on derivative instruments and hedging activities, which changes the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under accounting for derivative instruments and hedging activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this new guidance did not have a material impact on the accompanying financial statements.

Effective January 1, 2009, we also adopted new authoritative guidance outlined in FASB ASC 815 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the new guidance, we determined that our anti-dilution agreements could result in modification of the price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option.

In accordance with this new authoritative guidance, we, beginning on January 1, 2009, recognized our anti-dilution agreements as derivative instruments at fair value on each reporting date. The cumulative effect of the change in accounting for this instrument of $44,280 was recognized as an adjustment to the opening balance of accumulated deficit and additional paid-in-capital at January 1, 2009. The amounts recognized in the accompanying balance sheets as a result of the initial application of this new authoritative guidance on January 1, 2009 were determined based on the amounts that would have been recognized if it had been applied from the issuance date of the agreements.

Accounting for changes in the fair value of the derivative instrument depends on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2010 and December 31, 2009, we did not have any derivative instruments that were designated as hedges.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized, net of a valuation allowance, for the estimated future tax effects of deductible temporary differences and tax credit carry-forwards. A valuation allowance against deferred tax assets is recorded when, and if, based upon available evidence, it is more likely than not that some or all deferred tax assets will not be realized.

There are no unrecognized tax benefits at September 30, 2010 and December 31, 2009. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There are no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized. We have determined we have no uncertain tax positions at September 30, 2010 or December 31, 2009.

Net Loss per Common Share

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, to amend existing guidance in FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to expand and clarify existing disclosures regarding recurring and nonrecurring fair value measurements. The amendments in this ASU were effective on January 1, 2010 for our interim and annual reporting. The adoption of this ASU did not have an impact on these unaudited interim financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU remove the requirement for an SEC filer (such as us) to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. All of the amendments in this ASU were effective for us upon the FASB’s issuance of ASU No. 2010-09. The only effect of our adoption of this ASU on these unaudited interim financial statements was to not disclose the date through which subsequent events have been evaluated in preparing these financial statements; which is the date of issuance of the financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2010, we issued 15,000 shares of our common stock to one accredited investor for $7,500. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On July 23, 2010, we issued 116,798 shares of our common stock to Thomas Rickards, our Chief Executive Officer, in connection with Mr. Rickards assuming outstanding debt owed by the Company. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On August 10, 2010, we issued 69,316 shares of our common stock to Thomas Rickards, our Chief Executive Officer, in connection with Mr. Rickards assuming outstanding debt owed by the Company. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

On August 11, 2010, we issued an aggregate of 44,000 shares of our common stock to two accredited investors for $22,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On August 18, 2010, we issued 2,000 shares of our common stock to one accredited investor in connection with a private placement transaction on February 23, 2010. Due to a clerical error at the time of investment, we issued 1,000 shares of common stock rather than 3,000 shares. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 2, 2010, we issued 4,000 shares of our common stock to one accredited investor for $2,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 14, 2010, we issued 30,000 shares of our common stock to two accredited investors for $15,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 20, 2010, we issued 36,619 shares of our common stock to two accredited investors for $26,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 28, 2010, we issued 14,084 shares of our common stock to an accredited investor for $10,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Energy Telecom or executive officers of Energy Telecom, and transfer was restricted by Energy Telecom in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information.

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TELECOM, INC.

Date: November 19, 2010	By: /s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2010	By: /s/ RONNY HALPERIN
Ronny Halperin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)