Form 10-K
period 2010-12-31
Energy Telecom, Inc.
filed 2011-03-10
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 333-167380

ENERGY TELECOM, INC.
(Exact name of registrant as specified in its charter)

Florida		65-0434332
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
3501-B N. Ponce de Leon Blvd., #393 St. Augustine, Florida	32084	(904) 819-8995
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, based on the closing sales price of the Common Stock as quoted on the Pink Sheets was $2,514,525.25. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 4, 2011, there were 6,922,665 shares of registrant’s common stock outstanding.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

We were incorporated on September 7, 1993 under the laws of the State of Florida as The Energy Corp. On April 24, 2004, we changed our name to Energy Telecom, Inc.  From inception through 1998, we designed, manufactured and sold products for heavy industrial markets to multi-national firms in six countries and the United States. While working in this market, he saw an opportunity to create a new type of personal communication systems and filed his first patent in September 1996. Once that first patent was awarded, the founder re-directed our focus and centered his activities on expanding our patent portfolio of personal communication systems which support the needs of the emergency, security and industrial work environment, and the broader cellular and recreational eyewear markets.  As a result, we ceased our prior operations and entered the development stage in August 2000 relating to our current line of business.

Our patent portfolio has since grown to consist of multiple issued United States and international Patent Cooperation Treaty (PCT) patents, and multiple pending U.S. and PCT applications. We intend to continue building our existing patent portfolio by filing additional patent claims. While many manufacturers of wireless headsets, novelty eyewear, industrial headwear and optical projection technology offer products with one or more of the features, we believe we offer the only next-generation solution protected by patent claims in all these areas.

We are a development stage company that holds U.S. and foreign patents allowing for the manufacture, marketing and distribution of hands-free, wireless communication eyewear providing quality sound and noise attenuation. We intend to market the eyewear to police, fire, rescue, military and security personnel, as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication.  Additionally, we intend to market to multiple commercial retail sales channels for sight and hearing protection products, along with wireless telecommunication markets including cellular phone carriers and their suppliers.

Personal Protection Equipment Market

Overview

The Personal Protection Equipment ("PPE") market includes equipment and clothing worn for protection against bodily injury. Products include earmuffs and earplugs, communication headsets for noisy environments, safety eyewear and goggles, respirators, fall protection equipment, head protection equipment, protective clothing, gloves, footwear and other products. The global PPE market is approximately $15 billion in annual sales. Within this market, we aim to compete primarily in the segment of the market represented by hearing, eye and face protection products.

In many emergency rescue, industrial, mining, manufacturing or construction related applications, employees are generally required to wear and carry various types of PPE gear, such as boots, hard hats, or gloves, as well as vision and hearing safety equipment in the form of protective glasses and disposable ear plugs.

The ability to communicate easily is another important consideration in equipping workers. Generally, they carry a radio, or have some form of communication such as a computer or a telephone near their workstation. Unfortunately, however, workers can become quite isolated in many of these working environments, because their hearing protection blocks out all exterior noise including the phone or radio. In emergency situations, it is very important that all of the workers communicate with one another so as to properly alert one another of dangers, evacuations or other safety related events.

In addition to safety, businesses also need communicability to increase worker efficiency and productivity. For those reasons it is vital that a worker be in communication with other workers at all times.  Presently, businesses address the various safety and communicability considerations by issuing employees individual radios, protective glasses and earplugs. Alternatively, some facilities attempt to use a computer workstation monitor to provide workers with a visual signal. Still, communication can be a great inconvenience because workers must often remove their hearing protection to properly communicate even though some external headphone-type ear covers, which provide for some communicability, are available, due to the previously described expense, inconveniences and un-hygienic conditions associated with their use, those types of devices are not favored and businesses must look to many available alternatives.

Accordingly, safety glasses, hearing protection and communication devices are still commonly provided to workers separately, and the worker is called upon to manage all of the separate, and often incompatible, devices as well as possible. Unfortunately, users who are able to simultaneously wear two or three separate devices find their combined use very inconvenient, bulky and awkward on a day-to-day basis. To ensure that a worker does not forget or misplace the often expensive equipment, in many instances some or all of the safety equipment, and especially the more expensive equipment such as the communication equipment and exterior head phone type covers, must be turned in each day and reissued the following morning. This practice frequently results in safety glasses, cell phones, microphones, transmitters and ear covers being lost, misplaced, or damaged during storage, as the use of several separate devices does not allow for easy convenient storage in one central location. As such, it is very difficult to keep track of all of the various types of safety equipment and a user still has no assurance that they are using all of their own equipment from day to day, a circumstance that is not only un-sanitary, but also can be quite inconvenient to a user who may have to re-size or otherwise adapt their equipment to their comfort requirements.

This is the state of the current market for providing what we estimate as 75 million police, fire, rescue, military, security, bio-hazard, mining, construction and heavy manufacturing workers worldwide, with various levels of protection and communication products.

Types of Products

The following are the types of products being used in today‘s marketplace. They include:

•	Protective eyewear: generally a lightweight, wraparound frame that has durable, hard-coated, often wrap-around, polycarbonate lenses;

•
Industrial wireless all-in-one communication headgear radios: two-way, portable radios built into headsets with noise-reducing earmuffs; generally requiring a base station for multiple user environments;

•	Industrial headsets: industrial strength headsets with portable radios that can be connected to belt worn or handheld transceivers;

•	Two-way handheld radios: a full range of products that use short-range wireless communication technologies;

•	RF wireless ear worn Bluetooth radios: adoption of the Bluetooth RF protocol which now makes production of the eyewear radio both practical and economical; and

•	Inductance wireless earpieces (buds): a component of the product offering a pathway to superior foam technologies.

Future of the PPE Market

The convergence of voice, data and video communication technologies has produced a growing market for personal protection and telecommunication products. With the exponential growth in computational capabilities, intelligence and miniaturization, new technologies are being applied to old communications methodologies. The next generation of broad spectrum, small, intelligent digital audio and video communication devices can now be created based on the availability of advanced digital signal processing (DSP) technology (allowing for the conversion of analog information such as sound and pictures into digital information), single-chip radio construction and the miniaturization and commercialization of optical projection technology. Convergence was inevitable, as the perceived need for “smaller, lighter, cheaper, smarter and hands-free” devices is now deep-seated in the modern consumer‘s buying habits.

We believe that our telecommunication eyewear is the type of convergence where the PPE market is heading. We consider telecommunication eyewear as a product delivering hands-free access to the full range of voice, stereo music, data and video (optical display) information, including text, multi-media and full screen and full color web-site views.

Key industry trends

The industry is experiencing significant advancements in various forms of technological advances, and thus evolving user requirements, including:

•	Increasing interest and demand for small, hands-free, wireless and digital communication products;

•	Increasing need and demand for real-time information delivery of text messages, and eventually full page, multi-media, full color displays;

•	evolving capability to deliver smaller, full screen, full color, interactive displays;

•
rapid advances in digital signal processing (DSP) chip technology providing for the conversion of analog signals to digital signals, allowing for smaller systems utilizing software controlled learning-capable operations;

•	development of voice-recognition software for hands-free information appliances;

•	development of speakers and microphones-on-a-chip allow for miniaturized sound systems within the ear;

•	increasing need to organize and manage employee group and individual connectivity; and

•	increasing need to increase productivity through use of individual safety glasses, hardhats, microphones, transmitters, ear covers, computer terminals, cell and smart phones.

Limitations of current industry practices

Although various solutions are being offered to attempt to fill the void in the marketplace, they all have inherent limitations, including:

•	combining communications with personal safety requires two or three separate products;

•	current headsets normally require a wired connection from the headset to a radio worn elsewhere on the body;

•	some current information appliances are hands-free, but because they are almost exclusively ear-muff type in design, do not find favor from those working in high-heat and humid work environments;

•	current work-related radio products are finger-push activated – as they do not yet employ voice-recognition - thus are difficult for gloved fire and emergency personnel to use;

•	current short-range walkie-talkie radio technology uses analog transmissions, therefore cannot provide digital data;

•	current state of bulky hardwired radios, versus printed-circuit-board mounted single chip radios; and

•	no ability to project text or multi-media images onto eyewear lenses to provide full page text, or instructions to remote workers.

Our Product

We have produced the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear, intended for use by police, fire, rescue, military and security personnel as well as bio-hazard, construction and heavy-manufacturing workers.  In addition, we are designing our product to deliver comfortable, safe, economic, and aesthetic access to entertainment and cellular-phone networks through consumer-level recreational eyewear/accessory for use in various everyday situations including beach wear, casual shopping, sporting events, or other casual wear.

After completing all development of the eyewear product in 2010, we have been working to establish distribution for the eyewear in a multitude of sales channels in the United States, and overseas. Through our relationship with Samsin USA and Samsin Innotec, we were introduced to Qmadix, Inc., a consumer electronics distribution and marketing company.  Qmadix has taken our eyewear, branded it and sells it as Qi-wear by iharmonix.  We are working to establish a non-exclusive licensing agreement with Qmadix that we expect to be executed in the near future relating to the branding, pricing and distribution of the Qi-wear by iharmonix brand. In addition, our eyewear has been placed for evaluation with multiple nationwide consumer products retailers, Internet retailers, wireless network and equipment suppliers, of which several have expressed interest, however, no contracts or commitments have been executed at this time.

Safety Lenses

The lenses in our eyewear are manufactured and designed by Uvex, a division of Honeywell Safety Products, a leading manufacturer of safety eyewear products.  The Genesis wraparound lenses provide vision impact protection to industry safety standards and block 99.9% of UVA and UVB radiation light.  In order to provide for maximum usage and durability, the lenses are easily replaceable and come in different colors/shades.  A snap-in prescription lenses holder and specifications for prescription lenses are also available.  Polarized and 3D lenses, which clip onto the eyewear, are scheduled to be included with every eyewear product by June 30, 2011. The polarized lenses are being supplied by Uvex and the 3D lenses are being supplied on a development basis, by ICoat Company of California. We are also working to provide safety lenses that will provide a heads-up optical display, although no release date is currently available.

Noise Attenuation Earplugs

The eyewear contains soft ear plugs designed and manufactured by Howard Leight/Honeywell Safety Products, a leading global hearing protection device company. The earplugs are corded to the eyewear and are replaceable.   Through the use of dual microphones and noise attenuating software designed by Samsin USA, the earplugs reduce environmental noise by at least 20 decibels (dB) using SmartFit300 plugs, and 30 decibel (dB) using ET-113 foam plugs, both types supplied by Howard Leight, a division of Honeywell Safety Products.  An increase of 20 dB is the equivalent of a sound appearing four times as loud.  OSHA regulations require that, when engineering controls and/or administrative controls cannot reduce noise levels in industry to an eight-hour time-weighted average level of less than 85 dB, a hearing protection (or conservation) program must be established.  OSHA requirements prohibit a worker from working more than eight hours per day with exposure to a sustained sound level of 90 dB, which decreases significantly to two hours per day at 100dB.  Most industrial and construction noise is in the range of 90 – 110 dB.

Voice Communication

Our eyewear is equipped with wireless two-way Bluetooth v2.1 voice communication that is compatible with a cellular telephone that is Bluetooth enabled. In addition, our eyewear works with handheld Bluetooth- enabled VHF and UHF walkie-talkies and Bluetooth adaptors. This provides a user with hands-free use of their cell phones.  Large push buttons are built into the frame to allow easy use even by users with gloved hands.  The eyewear works at least 15 feet from the cell phone or other Bluetooth enabled device.

Music Playback

Our eyewear is capable of streaming stereo music from any Bluetooth enabled music device.

Industrial Certifications

We have obtained numerous certifications for our telecommunications eyewear.  We have obtained the necessary certifications to sell our product as personal protective equipment.  We contracted with Colts Laboratories, an independent testing facility that is accredited by the Safety Equipment Institute to complete and verify standard tests.

American National Standards Institute

The American National Standards Institute, or ANSI, is a not-for-profit organization that serves as administrator of the United States private sector voluntary standardization system. The primary objective of ANSI is to promote and facilitate voluntary consensus standards and conformity assessment systems. ANSI does not have authority to enforce such standards, but their standards are used by OSHA to be sure that certain safety devices, such as eyewear, provide adequate protection for workers.

The ANSI Z87.1 standard sets forth requirements for the design, construction, testing, and use of eye protection devices, including standards for impact and penetration resistance. All safety glasses, goggles, and face shields used by employees under OSHA jurisdiction must meet the ANSI Z87.1 standard. The eyewear standard includes the following minimum requirements:

•	Provide adequate protection against the hazards for which they are designed;
•	Be reasonably comfortable;
•	Fit securely, without interfering with movement or vision;
•	Be capable of being disinfected if necessary, and be easy to clean;
•	Be durable; and
•	Fit over, or incorporate, prescription eyewear.

The ANSI Z87.1 standard requires that eyewear pass certain tests, including a high mass impact test and a high velocity impact test. In May 2010, our telecommunications eyewear passed the ANSI Z87.1 testing requirements on its first attempt.

FCC/CE Regulatory Certification

The Federal Communications Commission, or FCC, has adopted limits for safe exposure to radiofrequency (RF) energy. These limits are given in terms of a unit referred to as the Specific Absorption Rate (SAR), which is a measure of the amount of radio frequency energy absorbed by the body when using a mobile phone. The FCC requires cell phone manufacturers to ensure that their phones comply with these objective limits for safe exposure. Any cell phone at or below these SAR levels (that is, any phone legally sold in the U.S.) is a "safe" phone, as measured by these standards. The FCC limit for public exposure from cellular telephones is an SAR level of 1.6 watts per kilogram (1.6 W/kg).   Our eyewear has been determined to be “safe” and has been certified by the FCC.

Similarly, a CE certification refers to a product’s eligibility to be sold in the European Union. The trading region defined by the EU is called the European Economic Area, or EEA.  Before we can sell our telecommunication eyewear to any of the countries in the EEA, it must obtain CE certification. A product bearing the CE Mark has been tested to all of the relevant standards that the EU demands.  We expect that our eyewear will receive a CE certification, which has been applied for and is pending, and will be sold in the EEA.

In order to obtain CE certification, we must satisfy the following obligations:

•	Carry out a risk analysis and determine what solutions can be applied to reduce risks in compliance with the appropriate EEA directive;
•	Write a user’s instruction manual that sets out the purpose for which the product is intended;
•	Draft an EEA declaration of conformity, in which the manufacturer declares that the product complies with the specified EEA directives and norms; and
•
Prepare a product dossier, which includes the documents mentioned above, as well as design data, drawings, calculations and test reports. In other words, it contains everything which makes it possible to demonstrate that the essential requirements relating to CE marking have been met.

Bluetooth Qualification

Bluetooth is an open wireless technology standard for exchanging data over short distances (using short length radio waves) from fixed and mobile devices, creating personal area networks with high levels of security. Bluetooth Qualification is the Bluetooth SIG certification process required for any product using Bluetooth wireless technology and is a necessary pre-condition of the intellectual property license for the Bluetooth technology. Qualification is also necessary in order to apply the Bluetooth trademark to a product. Bluetooth Qualification requires certain testing standards for all products that use Bluetooth wireless technology. Our telecommunication eyewear has received Bluetooth Qualification as a v2.1 Bluetooth enabled device.

CSA International

CSA International is a provider of product testing and certification services for electrical products, whose certifications are recognized in the U.S., Canada and around the world. CSA International is accredited by national agencies including, OSHA, ANSI, National Voluntary Laboratory Accreditation Program, National Evaluation Service and Standards Council of Canada.

The CSA Z94.3 standard applies to eye and face protectors used in all occupational and educational operations or processes involving hazards to the eyes or face.  Typical hazards include flying objects and particles, splashing liquids, molten metal, and ultraviolet, visible, and infrared radiation, but do not include X-rays, gamma rays, high-energy particulate radiation, radioactive materials, lasers, or masers.  The CSA Z94.3 standard would be considered the Canadian equivalent of the ANSI Z87.1 standard.  On July 9, 2010, our eyewear was submitted for testing under the CSA Z94.3 standard and passed and, as a result, may be sold in Canada.

Manufacturing Operations

Our telecom eyewear product is a manufactured product using various components constructed for the project, and assembled and shipped for distribution. We have a contractual agreement with Samsin USA, by which it develops, provide prototypes for, and manufactures our telecom eyewear products, which it does through Samsin Innotec  in any of its three plants, located in South Korea, or mainland China.  The agreement with Samsin USA is mutually exclusive until October 2011, meaning that we cannot have the telecom eyewear manufactured by another company and Samsin USA cannot manufacture telecom eyewear or its components for another company.

The UVEX lenses are manufactured by Honeywell Safety Products, located in Smithfield, Rhode Island.  The eyewear's specially designed sound attenuating ear plugs are manufactured by Howard Leight company, a division of Honeywell Safety Products, in a manufacturing plant in Mexico.  Other than the purchase orders we place with Honeywell Safety Products or Howard Leight, we have no contractual obligations to use their products and we could use lenses or ear plugs produced by other companies if we decided.

All components are then shipped to South Korea for assembly of the eyewear.  The completed eyewear is thoroughly tested in Samsin USA's own Quality Control facilities, then shipped directly to first or second tier distributors wishing to distribute the product.

Distribution

In addition to direct sales by our current partners, Samsin USA and Innotec, we have established a relationship with Qmadix, whereby Qmadix has branded our eyewear as Qi-wear, which are available for sale in its iHarmonix family of Bluetooth-enabled electronics products.  We continue to seek additional channels for the distribution of our eyewear.

Additionally, we believe that one or more of the companies that produce the wireless headsets and industrial safety products will distribute the telecommunication eyewear product, probably under their own label, to gain new market share. For example, Honeywell Safety Products, who produces the lenses used in eyewear, or Howard Leight, who produces the ear plugs, may wish to sell our product since we incorporate one of their products.  If they decided to do so, they would purchase them from us to be sold under their own brand name for the eyewear.  Alternatively, a company such as Samsin USA, which produces the frames for the eyewear and manufactures the completed eyewear, may desire to sell the eyewear through its distribution network.  Samsin Innotec, which has a long history of selling products to police and military forces in Asia, would sell the eyewear and pay us a royalty rate based on the number of units sold.  We have had discussions with our partners regarding these potential sale arrangements, but we do not currently have any contracts or commitments nor can we be assured to reach any contracts or commitments regarding such arrangements.

On July 30, 2010, we entered into a one year non-exclusive distribution agreement with Tolson, pursuant to which, Tolson agreed to sell our telecom eyewear products only in areas where they have an active sales presence and was prohibited from selling in any country other than the U.S. without our prior written consent.   On January 26, 2011, Tolson informed us that they were ceasing operations and our contract with them is no longer effective.

Many manufacturers distribute products that incorporate elements of our intellectual property.  However, we are not aware of any product or group of products which provides safety lenses, hearing protection and communication in a single, ergonomically oriented, sanitary, multi-user safety device. As a result, we believe there exists an opportunity that one or more companies that produce wireless headsets and industrial safety products will distribute our product because they will view our product as a complimentary product rather than a competitor.  For example, a company that sells protective lenses can offer our product in addition to their protective lenses.  A customer interested in just protective lenses likely would not buy our product because of the price compared to just protective lenses, but a customer that is looking for protective lenses and hearing protection (from another company) would buy our product rather than from a competitor that sells our products.  We have had discussions with at least one headgear communication company that is interested in offering our product, but we do not currently have any contracts or commitments nor can we be assured to reach any contracts or commitments regarding such arrangements.

We will seek to analyze the products being offered by other companies, evaluate which competitors could benefit from licensing our patents, and carefully determine which, if any, of their products may infringe on elements of our patented protection. Many of these companies hold patents on various elements of the products that they sell; however, none hold patents that protect the “means” for integrating additional functionality into their core product offerings like our patents do. For that reason, we believe that companies will be interested in licensing our technology to be able to incorporate multi-functionality into their current products.

The following are targeted licensees, potential competitors and prospective partners:

Eyewear components	Cellular Carriers	In-Ear audio delivery systems
Honeywell Safety Products	AT&T Inc.	Siemens AG
3M Company	Verizon Communications Inc.	Plantronics Inc.
North by Honeywell	Nokia Corp.	GN US, Inc. (Jabra)
Earmark, LLC	Sprint Nextel Corp.
Motorola, Inc.
Klein Electronics, Inc.

Targeted PPE Markets

The personal protection equipment market includes equipment and clothing worn for protection against bodily injury. Products include earmuffs and earplugs, communication headsets for noisy environments, safety eyewear and goggles, respirators, fall protection equipment, head protection equipment, protective clothing, gloves, footwear and other products. Within this global market, our telecommunication eyewear will compete primarily in the markets represented by hearing and eye protection and communication headset products.

Our telecommunication eyewear product will be targeted towards the following end-markets:

•
Police and fire rescue, security services and military: To protect the eyes and ears during the use of firearms, explosives and other weaponry, to provide hands-free communication among personnel and allow for real-time viewing of intelligence;

•	Manufacturing: To protect workers from plant hazards such as industrial noise and flying particles that may cause eye injuries;

•	Construction, Mining and Logging Operations: To protect workers from airborne dust and debris and construction equipment noise and to provide two-way, instant communication;

•	Video Game Players: To provide a better gaming experience with hands-free voice controls and streaming data; and

•	Consumers: To protect consumers in home improvement and maintenance projects and to provide digital radio and cell phone communications.

Initially, we intend to target the market in the United States and then Europe, which we believe are the two largest PPE markets and the markets in which we have the greatest intellectual property protection.  Thereafter, the markets that we decide to target will be based on receiving patent protection and which distribution partners, if any, we enter into agreements with.

Research and Development

Research and development of our telecom eyewear product was conducted at various locations simultaneously:  our own offices (general layout, benefits, and ergonomics), research facilities at Howard Leight in San Diego, California (sound attenuation), at Samsin USA in Mason, Ohio (Bluetooth and other electronic design), and at Samsin Innotec's R&D facility (operating software system design, physical engineering) located in Seoul, South Korea.

Intellectual Property

We own and have obtained licenses to various domestic and foreign patents, patent applications and trademarks related to our products, processes and business. Our patents are often referred to as means plus function patents. Means plus function is the broadest type of patent protection and refers to a way of defining an invention in a patent claim that describes the element of the invention in terms of its function (i.e, the means by which a specific function is performed), rather than in terms of its specific structure. The use of a means plus function clause makes the claim harder to design around, since a patent on the means will then support all possible structures that can be performed by the specific function. Our patents expire at various times in the future not exceeding 20 years.

Patents and Patent Applications

We have been granted four applications in the United States and four in Europe.  We have one patent pending in the United States and we intend to file additional patent applications in the near future, in the United States and internationally.

Name of Patent Granted (Pending)	Jurisdiction	Date of Granting (Application)	Patent (Application Number)

Industrial safety assembly including disposable ear protection and earphone	USA	February 10, 1998	5,717,479
Industrial safety assembly including disposable ear protection and ear phone	Canada	June 3, 1999	CA2314348
Industrial safety assembly including disposable ear protection and ear phone	Australia	June 15, 1999	AU6321598
Industrial safety assembly	USA	January 11, 2000	6,012,812
Industrial safety assembly including disposable ear protection and ear phone	China	May 9, 2001	CN1294696
Industrial hearing protection and communication assembly	USA	September 27, 2005	6,950,531
Hearing protection and communication assembly	USA	November 7, 2006	7,133,532
Industrial safety assembly including disposable ear protection and ear phone	Europe	November 25, 2009	EP 1 060 433 B1
(Communication Eyewear Assembly)	USA	(September 9, 2008)	(US12/283,029)
Industrial safety assembly including disposable ear protection and ear phone	United Kingdom	November 9, 2009	EP 1060433
Industrial safety assembly including disposable ear protection and ear phone	Spain	January 4, 2010	E98907400
Industrial safety assembly including disposable ear protection and ear phone	Italy	January 12, 2010	1060433
Industrial safety assembly including disposable ear protection and ear phone	Germany	November 25, 2009	69841334.2
Industrial safety assembly including disposable ear protection and ear phone	France	November 25, 2009	EP 1060433

Trademark and Trademark Applications

We have been granted one trademark and have a pending application for another trademark as follows:

Name of Trademark Granted (Applied for)	Date of Registration (Application)	Registration (Serial) Number

Energytele.com	December 11, 2007	3354175
(Safe-Talk)	(May 7, 2010)	(85032675)

Competition

The global PPE market is highly fragmented. We estimate that there are several hundred manufacturers of PPE (other than safety clothing, gloves and shoes) in the United States, Europe and Southeast Asia. Participants in the industry range in size from small, independent, single-product companies with annual sales of a few million dollars, to a small number of multinational corporations with annual sales in excess of $100 million. We believe that participants in the PPE market compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand name recognition and, to a lesser extent, price. From a competitive standpoint, we believe we are currently well situated, primarily because we believe our telecommunication eyewear will appeal to many different potential end-users in the PPE market.

Government Regulation

As a manufacturer of safety products, we are subject to regulation by numerous governmental bodies. Principal among the federal regulatory agencies in the United States of America are the following: (i) Occupational Safety and Health Administration, which regulates the occupational usage of all PPE; (ii) the Environmental Protection Agency, which regulates labeling of hearing protection devices; and (iii) the Mine Safety and Health Administration, which regulates safety in mines. These agencies generally mandate that our products meet standards established by private groups, such as ANSI. Our products are also subject to foreign laws and regulations. In particular, they must comply with the Canadian Standards Association, European Committee for Standardization and Standards Australia in order to be sold in these markets. Our products are also subject to the Export Administration Regulation administered by the Department of Commerce, and certain products may be subject to the International Traffic in Arms Regulations administered by the Department of State. We believe we are in compliance in all material respects with the regulations and standards of these governmental bodies.

Environmental, Health and Safety Matters

We are subject to various evolving federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. We believe that we are in substantial compliance with all such laws and regulations. We have an active program to ensure environmental compliance and achievement of environmental goals and objectives. We will continue to implement environmental management systems at our manufacturing facilities. The consequence for violating these laws and regulations can be material. We will likely have to make capital and other expenditures to comply with environmental and health and safety requirements. In addition, certain environmental laws and regulations impose joint and several strict liability on responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed or released. For example, if a release of hazardous substances occurs on or from our property or any offsite disposal location where our wastes have been disposed, or if contamination from prior activities is discovered at our property or third-party owned properties that we or our predecessors formerly owned or operated, we may be subject to liability arising out of such conditions and the amount of such liability could be material. Liability can include, among other things, for example, costs of investigation and cleanup of the contamination, natural resource damages, property damage to properties and personal injuries. Environmental laws and regulations are complex, change frequently and have tended to become more strict over time. If more stringent environmental laws or regulations are enacted, these future laws could have a material adverse effect on our results of operations.

Employees

As of March 1, 2011, we had one employee, our Chief Executive Officer.  From time to time, we rely on consultants for various activities, including accounting, design, manufacturing and marketing.  Currently we have three consultants:  Mr. Ronny Halperin, acting as CFO, Mr. Tom Perszyk, who is providing electronic consulting services and Mr. Steven Chaussy, CPA, who is providing accounting services.

Mr. Tom Perszyk, our Bluetooth design engineer, formerly of Motorola, provides all technical guidance required on the design, implementation, and development of the Bluetooth (and other RF) protocols employed by the design engineers at Samsin USA.  Mr. Perszyk is the Chief Executive Officer and a minority shareholder of Samsin USA. We and Mr. Perszyk have agreed in good faith to negotiate a new consulting agreement in the near future, pursuant to which it is anticipated that Mr. Perszyk will receive compensation similar to his old consulting agreement, in which he received (i) a daily stipend of $490 per day, plus expenses, when working with our partners and suppliers at their facilities, (ii) shares of common stock, and (iii) options to purchase shares of common stock.  Until that time, Mr. Perszyk is not receiving any compensation and does not expect to receive any.

Mr. Ronny Halperin currently serves as our Chief Financial Officer without remuneration.  Mr. Steven Chaussy, a CPA licensed in Virginia and California, was engaged in January 2011 to provide accounting services including the assemblage of financial data required for the Company's SEC filings.  Mr. Chaussy receives shares of common stock on a monthly basis for his services.

ITEM 1A - RISK FACTORS

Risks Relating to Our Business:

We have a short operating history and have not produced significant revenues.  This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model, which involves the manufacture, marketing and distribution of a hands-free, wireless communication eyewear.  While we have been in existence since 1993, we have been in the development stage since 2000 and only started to generate revenues in the second half of 2010.  In June 2010, we began to receive orders for our telecom eyewear, which revenue was not realized until the product was shipped in July 2010, but no assurances can be given that we will generate any significant revenue, or any revenues at all, in the future. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects.   We are still considered a development stage company.  Our operations since we entered the development stage have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $1,108,908 for the year ended December 31, 2010 and $183,759 for the year ended December 31, 2009.   In addition, at December 31, 2010, we had an accumulated deficit of $4,447,784. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2010 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar emphasis of matter paragraph for our year ended December 31, 2011.

In their report dated March 10, 2011, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred substantial losses since inception of development stage and have no revenues to date. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We require additional funds to sustain our operations and institute our business plan.  We anticipate that we will require up to approximately $500,000 for our anticipated operations for the next twelve months to effectively support the operations and to otherwise implement our overall business strategy.  Even if we do receive additional financing, it may not be sufficient to sustain or expand our development operations or continue our business operations.

We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We face strong competition from other personal protection equipment companies.

The personal protection equipment market is highly competitive. Our competitors range in size from small companies focusing on single products to large multinational corporations that manufacture and supply many types of products. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as design, style and functional performance), product quality, service, brand-name recognition and, to a lesser extent, price. Almost all of our competitors have greater financial and other resources than we do and may be able to grow more quickly through strategic acquisitions and may be able to better respond to changing business and economic conditions. Our net income could be adversely affected by competitors’ product innovations and increased pricing pressure. Individual competitors have advantages and strengths in different sectors of our markets, in different products and in different areas, including manufacturing and distribution systems, geographic market presence, customer service and support, breadth of product, delivery time and price. Some of our competitors also have greater access to capital and technological resources and we may not be able to compete successfully with them.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focuses on one product in the personal protection equipment market, our Telecommunication Eyewear. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry in which we operate, than we would if our business were more diversified, enhancing our risk profile.

If we fail to successfully introduce new products, we may lose market position.

New products, product improvements, line extensions or new packaging will be an important factor in our sales growth. If we fail to identify emerging consumer and technological trends, to maintain and improve the competitiveness of our existing products or to successfully introduce new products on a timely basis, we may lose market position. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Our continued success depends on our ability to protect our intellectual property. The failure to do so could impact our profitability and stock price.

Our success depends, in part, on our ability to obtain and enforce patents, maintain trade-secret protection and operate without infringing on the proprietary rights of third parties. Litigation can be costly and time consuming. Litigation expenses could be significant. In addition, we may decide to settle legal claims, including certain pending claims, despite our beliefs on the probability of success on the merits, to avoid litigation expenses as well as the diversion of management resources. While we have been issued patents and have registered trademarks with respect to our product and technology, our competitors may infringe upon our patents or trademarks, independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such third-party patents or trademarks. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of such third-party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, including our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we may lose market share to competing products using the same or similar technology.

Litigation brought by third parties claiming infringement of their intellectual property rights or trying to invalidate intellectual property rights owned or used by us may be costly and time consuming.

We may face lawsuits from time to time alleging that our products infringe on third-party intellectual property, and/or seeking to invalidate or limit our ability to use our intellectual property. If we become involved in litigation, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse determination in proceedings of this type could subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all.

Product liability claims could have a material adverse effect on our operating results and negatively impact our stock price.

We face an inherent business risk of exposure to product liability claims arising from the alleged failure of our products to prevent the types of personal injury or death against which they are designed to protect. Any material uninsured losses due to product liability claims that we experience could subject us to material losses.

We could be required to recall or redesign our products if they prove to be defective. We maintain insurance against product liability claims (with the exception of asbestosis and silicosis cases, for which coverage is not commercially available), but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant expense or adverse publicity against us, could have a material adverse effect on our business, operating results and financial condition.

Environmental, health and safety requirements could expose us to material obligations and liabilities and affect our profitability.

We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, and occupational health and safety. The consequence for violating such requirements can be material. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. In addition, if a release of hazardous substances occurs on or from our properties or any offsite disposal location where our wastes have been disposed, or if contamination from prior activities is discovered at any of our properties or third-party owned properties that we or our predecessors formerly owned or operated, we may be subject to liability arising out of such conditions and the amount of such liability could be material. Liability can include, for example, costs of investigation and cleanup of the contamination, natural resource damages, damage to properties and personal injuries.

A significant portion of our income will come from individual purchases not long-term contracts; as a result, our revenue will not be guaranteed from quarter-to-quarter and we cannot always operate efficiently.

A large percentage of our customer base will involve individual purchases who do not enter into long-term purchase orders or commitments.  Therefore, our customers may terminate their relationships with us at any time.   We make significant decisions regarding staffing and component procurement, personnel and resource requirements, and the level of business we seek and accept based upon long-term estimates of our number of customers.  The short-term nature of our customers’ commitments could result in large deviations from our estimates, resulting in severe excesses or shortages in staffing and resources.  This makes it difficult for us to maximize our potential efficiency.

Our results of operations and net sales are dependent on existing regulations and standards. If these regulations or standards are changed to our detriment, demand for our products could decrease.

Our products are and will continue to be subject to regulation by various federal, state, local and foreign regulatory authorities. Our net sales may be materially and adversely affected by changes in safety regulations and standards covering industrial workers in the United States, Canada and Europe, including those of the Occupational Safety and Health Administration, or OSHA, the National Institute for Occupational Safety and Health, or NIOSH, and the European Committee for Standardization, or CEN. Our net sales could also be adversely affected by a reduction in the level of enforcement of such regulations. Changes in regulations could reduce the demand for our products or require us to reengineer our products, thereby creating opportunities for our competitors. If demand for our products is reduced, our results of operations and net sales could be materially and adversely affected.

If we are unable to retain senior executives and other qualified professionals, including sales and marketing personnel, our growth may be hindered, which could negatively impact our results of operations.

Our success depends to a significant extent upon the continued services of Mr. Thomas Rickards, our Founder, Chief Executive Officer and sole director. Loss of the services of Mr. Rickards would have a material adverse effect on our growth, revenues, and prospective business. We have not obtained key-man insurance on the life of Mr. Rickards.  In order to successfully implement and manage our business plan, we will be dependent upon, among other things, our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. We rely on our sales and marketing teams to come up with innovative ways to generate demand for our products. Competition for these types of personnel is intense. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. Our results of operations could be materially and adversely affected if we are unable to attract, hire, train and retain qualified personnel.  The loss of any member of the management team could have a material adverse effect on our business, results of operations and financial condition.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to perform our services and maintain our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

A manufacturer's inability to produce our goods on time and to our specifications could result in lost revenue and net losses.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Because of the nature of our client’s business, the dates on which customers need and require shipments of products from us are critical, as personal protection equipment is required for our clients to conduct business, so they are unlikely to wait for replacement or late products. Further, because quality is a leading factor when customers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

We recently placed a purchase order for 1,000 units, which is our first significant order of inventory.  While we believe that  our manufacturer has the capacity to produce orders for significantly more than 1,000 units, if there are problems with this initial order of inventory, it could result in cancelled orders and negative publicity just as we are trying to introduce our product to the market and the initial reactions will be critical to our future success.  In addition, we have committed to purchase significantly more units than we have previously sold or have orders to purchase.  If we are unable to sell those units, we will be responsible for the payment of the purchase order.

If We Need to Replace Manufacturers, Our Expenses Could Increase Resulting in Smaller Profit Margins

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint. None of the manufacturers we use produces our products exclusively.

Should we be forced to replace one or more of our manufacturers, particularly a manufacturer that we may rely upon for a substantial portion of its production needs, then we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

Our financial performance would be harmed if we suffer disruptions in our ability to fulfill orders.

Our ability to provide effective customer service and efficiently fulfill orders depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related distribution centers and management information systems run by third parties and on the timely performance of other third parties such as shipping companies. Any material disruption or slowdown in our manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could mean increased administrative and shipping costs. Our success depends in part on our maintaining high quality customer service and any failure to do so could adversely affect our business, financial condition or results of operations.

Our officers and director own a controlling interest in our voting stock and investors will not have any voice in our management.

Our officers and director, in the aggregate, beneficially own or control the votes of approximately 47.18% of our outstanding common stock, including votes of the outstanding class B common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our director and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our director or executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Our officers and director’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to Our Common Stock:

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-The-Counter Bulletin Board must be reporting issuers under the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. The lack of resources to prepare and file our reports, including the inability to pay our independent registered public accounting firm, could result in our failure to remain current on our reporting requirements, which could result in our being removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-approved for quotation on the OTC Bulletin Board, which may have an adverse material effect on our company.

There has been a limited trading market for our common stock.

It is anticipated that there will be a limited trading market for our Common Stock on the NASD’s Over-the-Counter Bulletin Board for the foreseeable future.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the NASD Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The market price of our Common Stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the personal protective equipment industry;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	significant sales of our common stock.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2011 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We maintain our principal office at 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.  Our telephone number at that office is (904) 819-8995 and our fax number is (904) 819-8181. Our current office space consists of approximately 1,500 square feet. The lease runs on a month-to-month basis at a cost of $1,750 per month. We believe that our existing facilities are suitable and adequate to meet our current business requirements. We maintain websites at www.energytele.com and www.energyeyewear.com and the information contained on those websites is not deemed to be a part of this annual report.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “ENRG.” Prior to February 4, 2011, our common stock was considered a grey market stock that trades from time to time under the symbol “ENRG”.  A stock that is considered a grey market stock means there are no market makers in the stock and that it is not listed, traded or quoted on any stock exchange, the OTCBB or the Pink Sheets. Trades in grey market stocks are reported by broker-dealers to their self-regulatory organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2009
	High	Low
First Quarter	$1.25	$0.50
Second Quarter	$1.05	$0.10
Third Quarter	$1.20	$0.05
Fourth Quarter	$1.15	$0.05

	Fiscal Year 2010
	High	Low
First Quarter	$1.10	$0.35
Second Quarter	$0.95	$0.10
Third Quarter	$0.98	$0.85
Fourth Quarter	$0.95	$0.01

On March 4, 2011, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.64 per share. On March 4, 2011, there were 150 holders of record of our common stock.  On June 30, 2010, a one-for-five reverse stock split was effective for our common stock.  All share prices herein reflect this reverse stock split.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to us could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Overview

We were incorporated on September 7, 1993 under the laws of the State of Florida as The Energy Corp. On April 24, 2004, we changed our name to Energy Telecom, Inc.

We hold U.S. and foreign patents allowing for the manufacture, marketing and distribution of a hands-free, wireless communication eyewear providing quality sound and noise attenuation.

We are a development stage entity under ASC 915.  ASC 915 defines a development stage entity as an entity devoting substantially all of its efforts to establishing a new business and for which either of the following conditions exists: a. planned principal operations have not commenced, or b. planned principal operations have commenced, but there has been no significant revenue there from.  ASC 915 further states, a development stage entity will typically be devoting most of its efforts to activities such as the following: a. financial planning, b. raising capital, c. exploring for natural resources, d. developing natural resources, e. research and development, f. establishing sources of supply, g. acquiring property, plant, equipment, or other operating assets, h. recruiting and training personnel, i. developing markets, j. starting up production.  Although certain aspects of the Company’s planned principal operations have commenced, they have been limited to the activities specified by ASC 915 as those typical of development stage entities.  Further, these activities have generated minimal revenues since inception of the development stage.

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

We are hoping to exit the development stage as we are transitioning to production since we began to sell our product.  We have produced the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear, intended for use by police, fire, rescue, military and security personnel as well as bio-hazard, construction and heavy-manufacturing workers. Additionally, the eyewear will be used by those on cell and smart phones for consumer and commercial (business-to-business) markets.  In conjunction with our manufacturing partner, Samsin USA, we have obtained safety lenses made by UVEX (a division of Honeywell Safety Products) and ear plugs produced by Howard Leight, to create our telecom eyewear.  In June 2010, we began to receive orders for our telecom eyewear, which revenue was not realized until the product was shipped in July 2010.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•
During the year ended December 31, 2010, we initiated a trial program of purchasing and sales of our eyewear, which was done through a merchant account on Amazon.com.  After conducting sufficient testing of pricing and consumer reviews, we closed the merchant account and intend to no longer stock inventory, with all future sales to be handled by distributors.

•
Qmadix presented our eyewear at the Consumer Electronics Show in Las Vegas, Nevada in January 2011 and will do also present at the International CTIA Wireless convention in Orlando, Florida in March 2011. At the show, Qmadix will be presenting the final review eyewear to various cellular network and cellular retail suppliers which expressed interest in sell the eyewear for business-to-business commercial customers.

•
Our partners have developed samples of polarized and 3D eyewear lenses for use with our telecom eyewear.  These new lenses would be able to be secured into place and removed at the user’s convenience.  Samples of both lenses have been submitted for testing.  If testing is completed and they are ready for sale, we intend to display the prototypes at the International CTIA Wireless convention.

•	We expect that purchase orders for the telecom eyewear will be received in the next few months as Qmadix continues to feature the eyewear and discussions with interested retailers are completed.
•	During the next six months, we will continue to expand our potential markets through patent filings, including a filing that will protect our product for potential sales in Japan and South Korea;
•
Recent research has indicated that there may be long-term health hazards from radiation relating to the use of cellular telephones.  We intend to aggressively market our product as an alternative to cell phone usage as our product produces between 1/100th and 1/200th of the radiation of typical cell phones; and

•
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

Year ended December 31, 2010 compared to the year ended December 31, 2009

Revenue

Revenue for the year ended December 31, 2010 was $3,702 as compared to $Nil for the year ended December 31, 2009.  Sales for the year ended December 31, 2010 were primarily direct sales made to consumers on a limited trial basis, including through our Amazon merchant account. We expect to have a significant increase in revenue in 2011 as we have completed our primary research and development, the product is ready for sale, and we have received eight significant  requests about our product from national marketers that have expressed interest in making purchase orders. In addition, we continue to seek distributors for our product, and have an informal relationship with Qmadix that we anticipate will be memorialized in writing in the near future.  Our cost of sales was $3,693 or 100% of our sales netting gross profit of $9.  Cost of sales included various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback. Our margins are expected to improve with increased sales in 2011.

Expenses

For the years ended December 31, 2010 and 2009, general and administrative expenses totaled $1,056,239 and $164,244, respectively, representing a year to year increase of $891,995.  The primary increase in our general and administrative expenses was stock based (non cash) compensation expense of $746,726 for the year ended December 31, 2010 compared to income of $21,188 for the year ended December 31, 2009; an increase of $767,914.  The income from 2009 share-based compensation of $23,088 credited to general and administrative expense during 2009 represented the reversal of previously recognized stock compensation expense for stock options containing market conditions that expired prior to being achieved.  Of the $767,914 increase, $619,753 represents the fair value of granted options, which were subsequently canceled in 2010.

In addition, included in general and administrative expenses for the years ended December 31, 2010 and 2009 were professional fees totaling $137,196 and $65,514, respectively.  The increase in accounting and legal professional fees of $71,682 resulted from an increase in accounting and legal fees related to our increased public sector activity, including a registration statement filing in 2010.

Other Income and Expenses

We incurred interest expense of $13,497 and $18,660 for the years ended December 31, 2010 and 2009, respectively.  The reduction is due to lower debt obligations resulting in less incurred interest.

Interest income was $364 and $1,043 for the years ended December 31, 2010 and 2009, respectively.  Changes in interest income is a result of lower carrying balances in our interest bearing accounts coupled with interest rate changes paid on those balances from year to year.

For the year ended December 31, 2010, we incurred $39,545 in derivative instrument expense, compared to $1,898 during the year ended December 31, 2009. The increase in derivative instrument expense during 2010 was a result of the adjustments in our obligation under a shareholder anti-dilution agreement, which we were required to treat as a derivative instrument.  During the fourth quarter of 2010, we issued 225,204 shares of our common stock in full and final settlement of our obligation under the anti-dilution agreement.

Net Loss

For the year ended December 31, 2010, we incurred a net loss of $1,108,908 ($0.20 per share of common stock) as a result of the foregoing, compared to a net loss of $183,759 ($0.04 per share of common stock) for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficit of $2,519. For the year ended December 31, 2010, we used $285,812 in cash in operating activities. Cash provided by financing activities totaled $291,100 primarily from the issuance of common stock.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.  For the year ended December 31, 2010, we sold an aggregate of 636,212 shares of our common stock for $294,100.  Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

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

Although there are no assurances that we will be able to raise additional funds through the sale of securities, during the year ended December 31, 2010, we raised $294,100 from the sale of securities compared with $157,500 for the year ended December 31, 2009.  In addition, as we are moving from development to operations, we believe it is more likely that investors will be willing to fund operations in the short-term.  The private placements that occurred since January 2010 were with accredited investors that contacted us, either because they previously invested with us or were referred to us by word of mouth from existing investors, with approximately 66% of the investors in that period representing investors who had previously invested in our company.  For each private placement, we negotiate the price per share with such potential investor, based upon the amount of money the potential investor desires to invest and recent trading activity and price of our common stock.  Other than one significant investor who received anti-dilution protection (which protection has since terminated) and the purchase price per share, we have not granted any investors any sort of different terms in our private placements.

 Other than possible family relationships between the existing and new investors, we are not aware of any material relationships between new and existing investors. We have not engaged in any sort of solicitation of potential investors.  None of our advisors or consultants have been involved in any sort of fundraising activities on our behalf.

In June 2010, we established a merchant account on Amazon.com, and on June 25, 2010 we began offering our eyewear for sale directly to the public, as a means to determine price-point acceptance, as well as user’s reactions to packaging and options offered, before offering the eyewear for wide-spread distribution. As the information obtained met or exceeded expectations, the Amazon account was closed, and the eyewear was offered to Qmadix for distribution.

In addition, we are not relying upon future revenues to provide us the liquidity necessary to continue operations.

We do not currently have a sufficient amount of cash to cover our proposed operating costs.  Our fixed operating expenses have been and are expected to continue to outpace revenue resulting in additional losses in the near term.  By adjusting our operations to our current level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for at least 12 months. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

As of December 31, 2010, we had a working capital deficit of approximately $2,519.  At our current rate, we use about $20,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees).  We expect that our burn rate will increase to $30,000 per month by the end of the 2011, as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at approximately three to five industry trade shows and events.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Loans payable, due on demand, interest at 10%	$38,486	$41,486
Accrued interest	28,362	22,773
	$66,848	$64,259

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

The accounting policies identified as critical are as follows:

Development Stage Company

Effective August 22, 2000, we are considered a development stage company as defined by Accounting Standards Codification ("ASC") subtopic 915 “Development Stage Entities,” as our operations from the inception of the development stage (August 22, 2000) have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of its patents.  In July 2010, our principal sales operations commenced with the sale of a limited supply of our protective eyewear, but we recognized no significant revenues therefrom.  Prior to entering the development stage on August 22, 2000, we sold manufacturing equipment in an unrelated business venture.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.

Cash and Cash Equivalents

We consider financial instruments with an original maturity date of three months or less to be cash equivalents.

Patents

Our patents (U.S. 5,717,479, U.S. 6,012,812, U.S. 6,950,531, U.S. 7,133,532 and other international patents) which describe the general means for delivering sound through disposable sound attenuating components, are capitalized at the original cost, if purchased, or at the carrying basis of the transferor if contributed by an entity under common control.  Patent costs, if any, are amortized using the straight-line method over their estimated period of benefit remaining.  We evaluate the recoverability of patents annually taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  Costs of developing patents that are not specifically identifiable, that have indeterminate lives, or that are inherent in the continuation of our business are recognized as an expense when incurred.

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

We measure the fair value of shares issued as share-based compensation using the stock price observed in the arms-length private placement transaction nearest the measurement date, which was considered to be a more reliably determinable measure of fair value than the value of the services being rendered.  The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

There are no unrecognized tax benefits at December 31, 2010 and 2009. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive.  The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same.

Recently Issued Accounting Pronouncements

The FASB has released Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which is effective for reporting periods beginning after December 15, 2009.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of this ASU had no impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Balance sheets as of December 31, 2010 and 2009	F-2
Statements of operations for the years ended December 31, 2010 and 2009 and cumulative from inception of development stage (August 22, 2000) through December 31, 2010	F-3
Statements of changes in stockholders’ equity (deficiency) cumulative from inception of development stage (August 22, 2000) through December 31, 2010	F-4 – F-8
Statements of cash flows for the years ended December 31, 2010 and 2009 and cumulative from inception of development stage (August 22, 2000) through December 31, 2010	F-9
Notes to financial statements	F-10 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
     Energy Telecom, Inc.

We have audited the accompanying balance sheets of Energy Telecom, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and cumulative from inception of development stage (August 22, 2000) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Telecom, Inc. (a development stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and cumulative from inception of development stage (August 22, 2000) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Energy Telecom, Inc. will continue as a going concern. As reflected in the financial statements, Energy Telecom, Inc. has an accumulated deficit at December 31, 2010 and has suffered substantial net losses from inception of development stage, which raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are disclosed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP

Glastonbury, Connecticut
March 10, 2011

ENERGY TELECOM, INC.
(a development stage company)
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$87,643	$82,355

Total assets	$87,643	$82,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Promissory notes	$-	$10,000
Accounts payable and accrued liabilities	51,676	97,922
Stockholder notes payable	38,486	41,486

Total current liabilities	90,162	149,408

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 6,282,239 and 5,087,145 shares issued and outstanding as of December 31, 2010 and 2009, respectively	628	509
Class B common stock, no par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding as of December 31, 2010 and 2009	-	-
Additional paid in capital	4,444,637	3,271,314
Deficit accumulated prior to inception of development stage	(508,248)	(508,248)
Deficit accumulated during development stage	(3,939,536)	(2,830,628)
Total stockholders' equity (deficiency)	(2,519)	(67,053)

Total liabilities and stockholders' equity (deficiency)	$87,643	$82,355

The accompany notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			Cumulative from
			Inception of development
			Stage (August 22, 2000)
	Year Ended December 31,		Through
	2010	2009	December 31, 2010
REVENUE	$3,702	$-	$3,702

COST OF GOODS SOLD	3,693	-	3,693

Gross profit	9	-	9

OPERATING EXPENSES:
Selling, general and administrative expenses	1,056,239	164,244	3,786,527

Loss from operations	(1,056,230)	(164,244)	(3,786,518)

OTHER INCOME (EXPENSE):
Interest income	364	1,043	4,122
Interest expense	(13,497)	(18,660)	(103,843)
Change in derivative liability	(39,545)	(1,898)	(41,443)

Total other income (expense):	(52,678)	(19,515)	(141,164)

Net loss before provision for income taxes	(1,108,908)	(183,759)	(3,927,682)

PROVISION FOR INCOME TAXES	-	-	-

Net loss before cumulative effect of change in accounting principle	(1,108,908)	(183,759)	(3,927,682)

Cumulative effect of change in accounting principle	-	-	(11,854)

NET LOSS	$(1,108,908)	$(183,759)	$(3,939,536)

Net loss per common share, basic and fully diluted	$(0.20)	$(0.04)

Weighted average number of common shares outstanding, basic and fully diluted	5,578,344	5,122,058

The accompany notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22, 2000) THROUGH DECEMBER 31, 2010

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, August 22, 2000 (inception of development stage)	677,914	$68	-	$-	$494,562	$(508,248)	$-	$(13,618)
Common stock issued	9,297	1	-	-	29,999	-	-	30,000
Common stock issued in connection with patent acquisitions	166,667	16	-	-	(16)	-	-	-
Net loss	-	-	-	-	-	-	(14,289)	(14,289)
Balance, December 31, 2000	853,878	85	-	-	524,545	(508,248)	(14,289)	2,093
Common stock issued	16,667	2	-	-	21,571	-	-	21,573
Common stock issued for services rendered	60,295	6	-	-	27,540	-	-	27,546
Net loss	-	-	-	-	-	-	(45,957)	(45,957)
Balance, December 31, 2001	930,840	93	-	-	573,656	(508,248)	(60,246)	5,255
Common stock issued	169,356	17	-	-	30,434	-	-	30,451
Common stock issued for services rendered	138,825	14	-	-	306,430	-	-	306,444
Common stock issued in connection with patent acquisitions	416,667	42	-	-	(42)	-	-	-
Net loss	-	-	-	-	-	-	(353,172)	(353,172)
Balance, December 31, 2002	1,655,688	$166	-	$-	$910,478	$(508,248)	$(413,418)	$(11,022)

ENERGY TELECOM, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22, 2000) THROUGH DECEMBER 31, 2010

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, December 31, 2002	1,655,688	$166	-	$-	$910,478	$(508,248)	$(413,418)	$(11,022)
Common stock issued	9,763	1	-	-	31,860	-	-	31,861
Common stock issued for services rendered	16,107	1	-	-	32,310	-	-	32,311
Net loss	-	-	-	-	-	-	(55,639)	(55,639)
Balance, December 31, 2003	1,681,558	168	-	-	974,648	(508,248)	(469,057)	(2,489)
Common stock issued	8,237	1	-	-	29,999	-	-	30,000
Common stock issued for services rendered	465,400	46	-	-	1,455,755	-	-	1,455,801
Common stock issued in connection with patent acquisitions	250,000	25	-	-	(25)	-	-	-
Net loss	-	-	-	-	-	-	(1,499,196)	(1,499,196)
Balance, December 31, 2004	2,405,195	240	-	-	2,460,377	(508,248)	(1,968,253)	(15,884)
Common stock issued	70,000	7	-	-	39,993	-	-	40,000
Common stock issued for services rendered	55,902	6	-	-	40,855	-	-	40,861
Common stock issued in connection with patent acquisitions	11,111	1	-	-	(1)	-	-	-
Net loss	-	-	-	-	-	-	(116,697)	(116,697)
Balance, December 31, 2005	2,542,208	$254	-	$-	$2,541,224	$(508,248)	$(2,084,950)	$(51,720)

ENERGY TELECOM, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22, 2000) THROUGH DECEMBER 31, 2010

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, December 31, 2005	2,542,208	$254	-	$-	$2,541,224	$(508,248)	$(2,084,950)	$(51,720)
Common stock issued	20,833	2	-	-	9,998	-	-	10,000
Common stock issued for services rendered	108,074	11	-	-	40,865	-	-	40,876
Common stock issued in connection with patent acquisitions	266,667	27	-	-	(27)	-	-	-
Net loss	-	-	-	-	-	-	(77,889)	(77,889)
Balance, December 31, 2006	2,937,782	294	-	-	2,592,060	(508,248)	(2,162,839)	(78,733)
Common stock issued	471,375	47	-	-	189,939	-	-	189,986
Common stock issued for services rendered	55,333	5	-	-	27,279	-	-	27,284
Common stock issued in connection with patent acquisitions	366,667	37	-	-	(37)	-	-	-
Share based compensation	200,000	20	-	-	53,369	-	-	53,389
Net loss	-	-	-	-	-	-	(228,463)	(228,463)
Balance, December 31, 2007	4,031,157	403	-	-	2,862,610	(508,248)	(2,391,302)	(36,537)
Common stock issued	397,164	40	-	-	200,506	-	-	200,546
Common stock issued pursuant to stockholder anti-dilution provision	6,240	-	-	-	-	-	-	-
Common stock issued for services rendered	60,000	6	-	-	27,656	-	-	27,662
Common stock issued in connection with patent acquisitions	200,000	20	200,000	-	(20)	-	-	-
Share based compensation	-	-	-	-	30,538	-	-	30,538
Net loss	-	-	-	-	-	-	(243,713)	(243,713)
Balance, December 31, 2008, before cumulative effect of change in accounting principle	4,694,561	$469	200,000	$-	$3,121,290	$(508,248)	$(2,635,015)	$(21,504)

ENERGY TELECOM, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22, 2000) THROUGH DECEMBER 31, 2010

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, December 31, 2008, before cumulative effect of change in accounting principle	4,694,561	$469	200,000	$-	$3,121,290	$(508,248)	$(2,635,015)	$(21,504)
Cumulative effect of change in accounting principle	-	-	-	-	(32,426)	-	(11,854)	(44,280)
Balance, January 1, 2009, after cumulative effect of change in accounting principle	4,694,561	469	200,000	-	3,088,864	(508,248)	(2,646,869)	(65,784)
Common stock issued	274,192	28	-	-	157,472	-	-	157,500
Common stock issued pursuant to stockholder anti-dilution provision	117,192	12	-	-	46,166	-	-	46,178
Common stock issued for services rendered	1,200	-	-	-	600	-	-	600
Common shares to be issued for services rendered	-	-	-	-	1,300	-	-	1,300
Share based compensation	-	-	-	-	(23,088)	-	-	(23,088)
Net loss	-	-	-	-	-	-	(183,759)	(183,759)
Balance, December 31, 2009	5,087,145	$509	200,000	$-	$3,271,314	$(508,248)	$(2,830,628)	$(67,053)

ENERGY TELECOM, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22, 2000) THROUGH DECEMBER 31, 2010

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, December 31, 2009	5,087,145	$509	200,000	$-	$3,271,314	$(508,248)	$(2,830,628)	$(67,053)
Common stock issued	636,212	64	-	-	294,036	-	-	294,100
Common stock issued for services rendered	145,564	14	-	-	126,973	-	-	126,987
Increase in derivative liability under anti-dilution agreement	-	-	-	-	(159,901)	-	-	(159,901)
Mark to market of derivative instrument	-	-	-	-	39,545	-	-	39,545
Common stock issued, previously classified to be issued	2,000	-	-	-	-	-	-	-
Common stock issued in connection with assumption of debt by shareholder	186,114	19	-	-	93,038	-	-	93,057
Common stock issued pursuant to stockholder anti-dilution provision	225,204	22	-	-	159,879	-	-	159,901
Share based compensation	-	-	-	-	619,753	-	-	619,753
Net loss	-	-	-	-	-	-	(1,108,908)	(1,108,908)
Balance, December 31, 2010	6,282,239	$628	200,000	$-	$4,444,637	$(508,248)	$(3,939,536)	$(2,519)

The accompany notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

			Cumulative from
			Inception of development
			Stage (August 22, 2000)
	Year Ended December 31,		Through
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,108,908)	$(183,759)	$(3,939,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	-	-	11,854
Common stock issued for services rendered	126,987	1,900	2,087,672
Change in fair value of derivative liability	39,545	1,898	41,443
Share based compensation	619,753	(23,088)	680,592
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	36,811	18,660	126,897
Net cash used in operating activities	(285,812)	(184,389)	(991,078)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	294,100	157,500	1,036,017
Proceeds from issuance of shareholder loans	-	-	91,615
Repayments of shareholder loans	(3,000)	(13,000)	(53,129)
Net cash provided by financing activities	291,100	144,500	1,074,503

Net Increase (decrease) in cash and cash equivalents	5,288	(39,889)	83,425

Cash, beginning of period	82,355	122,244	4,218
Cash, end of period	$87,643	$82,355	$87,643

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash financial activities:
Common stock issued to shareholder on assumption of debt obligations and accrued interest	$93,057	$-	$93,057

The accompany notes are an integral part of these financial statements.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Energy Telecom, Inc. (a development stage company) (the "Company") was incorporated under the the laws of the State of Florida as The Energy Corp.  On April 24, 2004, the Company changed its name to Energy Telecom, Inc. The Company is an intellectual property exploitation company planning to provide patent protection to its manufacturing business partners so the Company may manufacture, market, distribute and sell worldwide a family of eyewear products delivering a full range of audio and optical information to mobile workers and recreational eyewear users.  The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product.  The Company’s Class A common stock trades from time to time on the over-the-counter-bulletin-board ("OTCBB") under the symbol “ENRG.OB”.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has a deficit accumulated during development stage (August 22, 2000) through December 31, 2010 totaling approximately $3,939,000 and  a working capital deficit at December 31, 2010. In addition, the Company’s notes payable to its officer/director are due on demand.  If the notes were to be called, the Company may be unable to meet these obligations. Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated or raise additional capital on satisfactory terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's existence is dependent upon management's ability to generate business opportunities and initiate commercial production to develop profitable operations which will resolve its liquidity problems. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Effective August 22, 2000, the Company is considered a development stage company as defined by Accounting Standards Codification ("ASC") subtopic 915 “Development Stage Entities,” as its operations from the inception of the development stage (August 22, 2000) have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of its patents.  In July 2010 the Company’s principal sales operations commenced with the sale of a limited supply of the Company’s protective eyewear, but the Company has recognized no significant revenues therefrom.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles  generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures in the financial statements.  Accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2010 and 2009.

Inventory

Inventory, if any, is stated at the lower of cost (on the first-in, first-out basis) or market value.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.

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

Derivative instruments

In January 2009, the Company adopted the authoritative guidance outlined in ASC subtopic 815 Derivatives and Hedging ("ASC 815"), which changes the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under accounting for derivative instruments and hedging activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this guidance did not have a material impact on the accompanying financial statements.

Effective January 1, 2009, the Company also adopted new authoritative guidance outlined in ASC 815 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the new guidance, the Company determined that its anti-dilution agreements could result in modification of the price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option.

In accordance with this new authoritative guidance, the Company, beginning on January 1, 2009, recognized its anti-dilution agreements as derivative instruments at fair value. The cumulative effect of the change in accounting for this instrument of $44,280 was recognized as an adjustment to the opening balance of accumulated deficit and additional paid-in-capital at January 1, 2009. The amounts recognized in the accompanying balance sheets as a result of the initial application of this new authoritative guidance on January 1, 2009 were determined based on the amounts that would have been recognized if it had been applied from the issuance date of the agreements.

Accounting for changes in the fair value of the derivative instrument depends on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2010 and 2009, the Company did not have any derivative instruments that were designated as hedges.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There are no unrecognized tax benefits at December 31, 2010 and 2009. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  The Company has determined it has no uncertain tax positions at December 31, 2010. Currently, the Company’s federal and state income tax returns for the years 2007-2009 remain open to inspection by the IRS and various state taxing authorities.  The Company believes that it has appropriate support for income tax positions taken in its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter.

Net Loss per common share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive.  The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2010 and 2009.

Segment information

The Company has one operating segment.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

NOTE 4 — FINANCIAL INSTRUMENTS

Fair Value Measurements

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4 — FINANCIAL INSTRUMENTS (continued)

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets or liabilities in active markets to which we have access at the measurement date.

Level 2 -  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

For the year ended December 31, 2010 and 2009, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in certain shareholder agreements which was settled in November 2010 and valued using level 3 inputs.  The carrying amounts of the Company's other assets and liabilities approximate fair value.

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

The following table summarizes stockholder loans payable as of December 31, 2010 and 2009:

	2010	2009
Loans payable, due on demand, interest at 10%	$38,486	$41,486
Accrued interest	28,362	22,773
	$66,848	$64,259

The Company recognized interest expense associated with the loans of $5,589 and $6,510 for the years ended December 31, 2010 and 2009, respectively, and $28,362 for the period from inception of development stage (August 22, 2000) through December 31, 2010.

NOTE 6 — PROMISSORY NOTES

Prior to entering the development stage, the Company issued two promissory notes.  The first promissory note of $25,000 was executed on March 10, 1995 with an interest rate of 18% per annum, compounding annually.  As of December 31, 2009, the Company owed $59,985 which included $54,985 of accrued interest.  The second promissory note of $5,000 was executed on July 16, 1996 with an interest rate of 12% per annum, compounding annually.  As of December 31, 2009, the Company owed $25,164 which included $20,164 of accrued interest.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 — PROMISSORY NOTES (continued)

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

The Company recognized interest expense relating to promissory notes totaling $7,908 and $12,150 for the years ended December 31, 2010 and 2009, respectively, and $75,481 for the period from inception of development stage (August 22, 2000) through December 31, 2010.

NOTE 7 — DERIVATIVE INSTRUMENT

The Company has entered into three separate Class A common stock purchase agreements with an investor.  Under the terms of the agreements, the percentage of the Company’s Class A common stock issued to the investor, as determined based upon the total shares issued on the date of agreement, shall remain unchanged until such time as the Company registers its common stock with the Securities and Exchange Commission (the “Anti-Dilution Feature”).  As further described in Note 3, under the authoritative guidance in FASB ASC 815 adopted on January 1, 2009, the Anti-Dilution Feature could result in a modification of the price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option.  The Company has therefore accounted for the Anti-Dilution Feature as a derivative instrument carried at fair value, which requires mark-to-market as of the end of each reporting period.

The following table summarizes the derivative instrument activity for the period from January 1, 2009 through December 31, 2010:

Derivative instrument, December 31, 2008, before adjustment for cumulative Effect of change in accounting principle	$-
Cumulative effect of change in accounting principle	(44,280)
Derivative instrument, January 1, 2009, after adjustment for cumulative effect of change in accounting principle	(44,280)
Increases in shares due to investor under anti-dilution agreements resulting from issuance of additional shares of common stock	(9,837)
Reductions in shares due under anti-dilution agreement resulting from settlement of shares due to investor	76,015
Mark-to-market adjustment	(1,898)
Derivative instrument, December 31, 2009	20,000
Increases in shares due to investor under anti-dilution agreements resulting from issuance of additional shares of common stock	(140,356)
Mark-to-market adjustment	(39,545)
Settlement of anti-dilution agreements upon effectiveness of the Company's registration statement	159,901
Derivative instrument, December 31, 2010	$-0-

The fair value of the derivative instrument is determined using the fair value per share of the common stock due to/from the investor as of the end of each reporting date.  The Company recognized derivative instrument expense totaling $39,545 and $1,898 for the years ended December 31, 2010 and 2009, respectively, and $41,443 for the period from inception of development stage (August 22, 2000) through December 31, 2010.

On October 4, 2010, upon receipt of notification of the effectiveness of the Company's registration statement from the SEC, the Company determined the final balance of shares due under the anti-dilution agreements and on November 8, 2010, the Company issued 225,204 shares of common stock in full and final settlement.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On September 24, 2008 the Company created Class B Common stock that provides that the holders of such stock shall have ten votes for each share of such stock held, and further provided the such Class B Common shares shall have no right to receive a dividend and shall have no rights to receive the assets of the Corporation upon dissolution. The Company authorized 10,000,000 shares of Class B Common and issued 200,000 such shares to the officer/director of the Company.

On June 2, 2010, the Company filed amended articles of incorporation with the Secretary of the State of Florida to effect a 1:5 reverse split of its common stock, which amendment was effective as of June 28, 2010. All share and per share amounts contained in these unaudited, interim financial statements have been adjusted to reflect the effects of the aforementioned stock splits in accordance with ASC 260.

As of December 31, 2010 and 2009, 6,282,239 and 5,087,145 shares of common stock, respectively, and 200,000 shares of Class B common stock were issued and outstanding.

Private placements

During the period from inception of development stage (August 22, 2000) to December 31, 2010 the Company completed private placements of  2,083,056 shares of Class A common stock and has received proceeds totaling $1,036,017.

As described in Note 7, the Company had an agreement with an investor who purchased shares of Class A common stock whereby the investor’s ownership percentage was to remain fixed until such time as the Company registers its Class A shares under the Securities Exchange Act of 1933. On November 8, 2010, the Company issued 225,204 shares of its common stock in full and final settlement of the agreements.

Share-based compensation

In August, 2007 the Company issued 200,000 shares of Class A common stock to its President and Chief Executive Officer, who is also a major shareholder.  The Company recognized share-based compensation expense relating to this issuance totaling $-0- for the years ended December 31, 2010 and 2009 and $53,389 for the period from inception of development stage (August 22, 2000) through December 31, 2010.

Shares issued to consultants

During the period from inception of development stage (August 22, 2000) to December 31, 2010, the Company issued an aggregate of 1,108,700 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $2,087,673.

Shares issued for patents

During the period from inception of development stage (August 22, 2000) to December 31, 2010 the Company issued 1,677,779 shares of Class A common stock,  and 200,000 shares of Class B common stock, to the officer/director referred to in Note 3 as consideration for the contribution of patents to the Company.  As the officer/director controls the Company (see Note 3), the patents were each recorded at $ -0- , which represents the carrying amount of the transferor at the date of transfer.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Shares issued upon assumption of debt

As described in Note 6, on July 22, 2010, the Company entered into an assignment and assumption agreement with its President and Chief Executive Officer, who is also a majority shareholder, pursuant to which the President and Chief Executive Officer agreed to assume the rights, duties and obligations for payment of outstanding promissory notes that the Company owed to certain lenders. The total amount of the outstanding notes as of July 22, 2010, including accrued interest, were $93,057 and the Company agreed to issue its President and Chief Executive Officer 186,114 shares of its common stock in consideration for the assumption of such liabilities.

NOTE 9 — STOCK OPTIONS

On August 7, 2007, the Company entered into an agreement with an independent consultant (the “Agreement”) to provide product development and strategic planning services. Pursuant to this agreement, in addition to other forms of compensation payable to the consultant, the consultant was eligible to receive up to 150,000 non-qualified stock options for shares of Class A common stock.

Upon execution of the Agreement, the consultant received 16,667 stock options with an exercise price of $0.375 per share, which was 50% of the fair market value of the price of the Company’s stock on the date of the Agreement. These options fully vested on August 7, 2008. The fair market value on the grant date was determined to be $0.445 per share using the Black-Scholes option-pricing model and the following assumptions: exercise price of $0.375 per share; market price of an underlying share of the Company’s stock of $0.75; expected life 2 years; volatility of 66%; no dividend yield; and a risk free rate of 2.457%. During 2008, the Company recorded compensation expense of $7,449 in connection with these stock options.  During 2009, these options expired upon termination of the Agreement.

Under the Agreement, the consultant was entitled to receive 66,667 stock options at the time that the Company’s product was introduced for sale and the Company received revenue from that sale (the “Performance Options”). When issued, the Performance Options were to have an exercise price of $0.375 per share, which was 50% of the fair market value of the price of the Company’s stock on the date the Agreement was executed. As a result of the termination of the Agreement during 2009, this provision expired and no Performance Options were issued.  For the years ended December 31, 2010 and 2009, the Company did not recognize compensation expense related to the Performance Options as the then-current lowest aggregate fair value of the options was determined to be $-0-.

Under the terms of the Agreement, the consultant was to receive 33,333 stock options at the time the Company’s publicly traded stock price reached an average trading level of $1.25 for any ten calendar days and an additional 33,333 stock options at the time the Company’s publicly traded stock price reached an average trading level of $2.50 for any ten calendar days (collectively the “Market Options”). When granted, the Market Options were to have an exercise price of $0.375 per share, which was 50% of the fair market value of the price of the Company’s stock on the date the agreement was executed.  During 2009, as a result of the termination of the Agreement, this provision expired prior to the achievement of the market conditions and no Market Options were issued. Accordingly, the Company has reversed previously recognized compensation expense related to the Market Options totaling $2,338.

On April 15, 2010, the Company issued to its President and Chief Executive Officer, who is also a majority shareholder, options to purchase 1,200,000 shares of the Company’s Class A common stock, with 400,000 options exercisable immediately at $0.15 per share, expiring January 5, 2012, 400,000 options exercisable April 15, 2011 at $0.90 per share, expiring April 15, 2013 and 400,000 options exercisable April 15, 2012 at $2.00 per share, expiring April 15, 2015 (the “Rickards Options”). The fair value of the Rickards Options was determined to be $495,408 using the Black-Scholes option-pricing model and the following weighted-average assumptions: exercise price of $1.02 per share; market price of an underlying share of the Company’s stock of $0.50; expected life of 2.11 years; volatility of 196%; no dividend yield; and a risk free rate of 1.10%. On December 2, 2010, the Company's Board of Directors passed a resolution to rescind and cancel the issued and outstanding Rickards options.  As a result of the rescission of the Rickards options, the Company immediately expensed the remaining non-vested portion of the grant.  The Company recognized compensation expense associated with these options totaling $495,408 for the year ended December 31, 2010.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 — STOCK OPTIONS (continued)

On April 19, 2010, the Company issued to a consultant options to purchase 300,000 shares of the Company’s Class A common stock, with 100,000 options exercisable immediately at $0.15 per share, expiring January 5, 2012, 100,000 options exercisable April 19, 2011 at $0.90 per share, expiring April 19, 2013 and 100,000 options exercisable April 19, 2012 at $2.00 per share, expiring April 19, 2015 (the “Halperin Options”). The fair value of the Halperin Options was determined to be $124,345 using the Black-Scholes option-pricing model and the following weighted-average assumptions: exercise price of $1.02 per share; market price of an underlying share of the Company’s stock of $0.50; expected life of 2.11 years; volatility of 196%; no dividend yield; and a risk free rate of 1.07%. On December 2, 2010, the Company's Board of Directors passed a resolution to rescind and cancel the issued and outstanding Halperin options.  As a result of the rescission of the Halperin options, the Company immediately expensed the remaining non-vested portion of the grant. The Company recognized compensation expense associated with these options totaling $124,345 for the year ended December 31, 2010.

The following table summarizes the stock option activity for the period from inception of development stage (August 22, 2000) through December 31, 2010:

	Shares	Weighted-Average Exercise Price
Balance at December 31, 2007	-	$-
Granted	83,333	0.075
Exercised	-	-
Forfeited or expired	-	-
Balance at December 31, 2008	83,333	0.075
Granted	-	-
Exercised	-	-
Forfeited or expired	(83,333)	(0.075)
Balance at December 31, 2009	-	-
Granted	1,500,000	1.02
Exercised	-	-
Forfeited or expired	-	-
Canceled	(1,500,000)	(1.02)
Balance at December 31, 2010	-	$-

Vested and exercisable at December 31, 2010	-	-

Weighted average remaining contractual term (in years)	-
Intrinsic value:
Outstanding	$-
Exercisable	$-

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock on the last day of the reporting period, and the exercise price multiplied by the number of the options outstanding.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 — INCOME TAXES

At December 31, 2010, the Company had accumulated taxable losses of approximately $1,228,000 available to offset future taxable income, if any, which begin to expire in 2024.

The actual provision for income taxes differs from the amount computed by applying the federal statutory rate to losses before income taxes at December 31, 2010 and 2009, as follows:

	2010	2009
Federal income taxes at statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(3.6)	(3.6)
Permanent differences	22.4	-
Valuation allowance	15.2	37.6
	-%	-%

The components of the net deferred tax asset (liability) at December 31, 2010 and 2009 are as follows:

	2010	2009
Net operating losses	$489,000	$320,000
Valuation allowance	(489,000)	(320,000)
Net deferred tax assets	$-	$-

The Company evaluates a variety of factors in determining the amount of the deferred income taxes to be recognized, including the Company’s earnings history. As of December 31, 2010 and 2009, the Company has fully reserved the value of its deferred tax assets as it cannot determine that the ultimate realization of those assets is more likely than not.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

The Company may, from time to time, become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

NOTE 12— RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $1,750 on a month-to-month basis.  Total rent expense for the years ended December 31, 2010 and 2009 was $21,000 and $18,000, respectively.

As discussed in Note 5 above, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

As discussed in Note 6 above, during the period from inception of development stage (August 22, 2000) to December 31, 2010 the Company issued 1,677,779 shares of Class A common stock and 200,000 shares of Class B common stock to the Company's Chief Executive Officer as consideration for the contribution of patents to the Company.  As the officer/director controls the Company (see Note 3), the patents were each recorded at $ -0- , which represents the carrying amount of the transferor at the date of transfer.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 — DEPENDENCY ON KEY MANAGEMENT

The future success or failure of the Company is dependent primarily upon the continued services and efforts of its Chief Executive Officer, director and founder. The ability of the company to pursue its business strategy effectively will also depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. There can be no assurance that the company will be able to retain or recruit such personnel.

NOTE 14 — SUBSEQUENT EVENTS

During the period from January 1, 2011 through March 10, 2011, the Company issued 617,426 shares of Class A common stock in exchange for cash totaling approximately $210,000 and 23,000 shares of Class A common stock in exchange for services valued at approximately $8,000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2010, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate separation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with out complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside accounting firm and a new Chief Financial Officer to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer and an accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2010 are set forth below:

NAME	AGE	OFFICES HELD
Thomas Rickards	62	Chief Executive Officer and Director
Ronny Halperin	62	Chief Financial Officer

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Thomas Rickards has been our Chief Executive Officer and a member of the Board of Directors since founding Energy Telecom in 1993. Mr. Rickards has more than twenty-five years experience in the research, development, and exploitation of state-of-the-art manufacturing and technology-related intellectual property. Mr. Rickards was educated at Mercer University in Macon, GA, and after managing the physical testing section of Pittsburgh Testing Laboratory in Miami, Florida for ten years, independently applied his engineering experience in hundreds of major manufacturing plants around the world.  Mr. Rickards has traveled worldwide, designing and implementing several types of process control equipment/systems.

Among his numerous credits, Mr. Rickards is the original designer of several high speed, intelligent continuous-web control systems, and, industrial information transfer systems. Mr. Rickards is the inventor of record on numerous patents in the United States and other countries. Mr. Rickards is a member of the GAVI Alliance, a global health alliance, a member of the Chief Executive Officer group, and a member of the Chairmen and Chairwomen of the Board group.

Ronny Halperin has been our Chief Financial Officer since July 2009.  Prior to that, Mr. Halperin was our corporate counsel for 10 years. Mr. Halperin has been licensed to practice law in Florida since 1990. He specializes in corporate law, finance, mergers, acquisitions and real estate. Since 2003, Mr. Halperin has been the president and director of Ronny J. Halperin, PA, his personal law practice. Since July 2007, Mr. Halperin has been the managing member of RGM Title Services, LLC, a title agent company.  Since August 2006, Mr. Halperin has been the chief executive officer and director of Lyric Jeans, Inc. (LYJN.PK), a designer and manufacturer of clothing.  Prior to that, Mr. Halperin was the Vice President of Lyric Jeans.  Between January 2009 and May 2009, Mr. Halperin was the president, secretary and director of Xynergy Holdings, Inc. (XYNH.PK).  Between January 2009 and April 2009, Mr. Halperin was the president, secretary and director of Hydrogenetics, Inc. (HYGN.PK).

Previously, Mr. Halperin was a partner at Kluger, Peretz, Kaplan & Berlin, PC. He graduated with a degree in finance from the University of Miami and received his Juris Doctor from the University of Miami School of Law, where he graduated cum laude and was an editor of the University of Miami Law Review.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Mr. Rickards has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons if more than one person have not been involved in any of the following events during the part five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Owner Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics/Business Conduct Policy

In the second quarter of 2011, we intend to adopt a Code of Business Conduct and Ethics that will apply to all of our directors, officers, employees and consultants.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer whose total annual salary and bonus exceeded $100,000 for fiscal years 2010 and 2009.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Rickards, CEO	2010	$36,000	--	--	--	--	--	--	$36,000
	2009	$36,000	--	--	--	--	--	--	$36,000

Option/SAR Grants in Fiscal Year Ended December 31, 2010

None.

Stock Option Plans

None.

Employment Agreements

In April 2010, we entered into an employment agreement and consulting agreement with Thomas Rickards and Ronny Halperin, respectively.  In December 2010, those agreements were rescinded along with options that were issued thereunder.  We anticipate entering into a new employment agreement with Mr. Rickards in the near future.

Director Compensation

None.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 4, 2011:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Thomas Rickards	Class A Common Stock	2,160,138 (4)	31.20%

Ronny Halperin	Class A Common Stock	50,000	*

All Officers and Directors As a Group (2 persons)	Class A Common Stock	2,210,138 (4)	31.93%

George Bickerstaff (5)	Class A Common Stock	540,657	7.81%

Thomas Rickards	Class B Common Stock	200,000	100%
__________
* Less than 1%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 4, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 6,922,665 shares of class A common stock and 200,000 shares of class B common stock issued and outstanding as of March 4, 2011.

(4)  Does not include the shares of class B common stock, which are entitled to 10 votes per share.

(5)   Mailing address is c/o CRT Investment Banking LLC, 262 Harbor Drive, 3rd Floor, Stamford, Connecticut 06902.

EQUITY COMPENSATION PLAN INFORMATION

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

In 2008 and 2009, we entered into agreements with George Bickerstaff, a shareholder, pursuant to which we sold shares of common stock to Mr. Bickerstaff.  In connection with these sales of common stock, we granted Mr. Bickerstaff anti-dilution protection so that Mr. Bickerstaff’s beneficial ownership percentage of our common stock related to such sales remained unchanged until such time as our shares of common stock are registered with the Securities and Exchange Commission.  Since 2008, we have issued additional shares of our common stock to Mr. Bickerstaff pursuant to the anti-dilution provision.  On October 4, 2010, upon the effectiveness of our registration statement filed with the Securities and Exchange Commission, the anti-dilution provision became null and void.

We have an operating lease agreement for office space with our Chief Executive Officer and sole director who has agreed to sublet space to us for a fixed fee of $1,750 on a month-to-month basis.  Total rent expense for the years ended December 31, 2010 and 2009 was $21,000 and $18,000, respectively.

During the period from inception through December 31, 2009, we issued 1,477,778 shares of Class A common stock and 200,000 shares of Class B common stock to Mr. Rickards as consideration for the contribution of patents from Mr. Rickards to us.

We have received financing from Thomas Rickards. The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2010 and 2009:

	2010	2009
Loans payable, due on demand, interest at 10%	$38,486	$41,486
Accrued interest	28,362	22,773
	$66,848	$64,259

We recognized interest expense associated with the loans of $5,589 and $6,510 for the years ended December 31, 2010 and 2009, respectively, and $28,362 for the period from inception of development stage (August 22, 2000) through December 31, 2010.

On July 22, 2010, we entered into an assignment and assumption agreement with Mr. Rickards, pursuant to which Mr. Rickards agreed to assume the rights, duties and obligations for payment of outstanding promissory notes that we owed to Sami A. Issa and Hopkins Carter Marine Hardware. The total amount of the outstanding notes as of July 22, 2010, including accrued interest, were $93,057 and we agreed to issue Mr. Rickards 186,114 shares of our common stock in consideration for Mr. Rickards assumption of such liabilities, of which, 116,798 shares were issued on July 23, 2010 and 69,316 shares were issued on August 10, 2010.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were  approximately $77,643 and $17,500, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2010 and 2009.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2010 and 2009.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.01	Amended and Restated Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on July 23, 2010 and incorporated herein by reference.

3.02	Bylaws, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.01
Employment Agreement, dated as of April 15, 2010, by and between Energy Telecom, Inc. and Thomas Rickards, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.02
Consulting Agreement, dated as of April 19, 2010, by and between Energy Telecom, Inc. and Ronny Halperin, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.03
Letter Purchase Agreement, dated as of August 2, 2007, from Energy Telecom, Inc. to George Bickerstaff, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.04
Promotion and Representation Agreement, dated as of February 21, 2008, by and between Energy Telecom, Inc. and Corporate Awareness Professionals, Inc., filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.05
Letter Purchase Agreement, dated as of May 6, 2008, from Energy Telecom, Inc. to George Bickerstaff, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.06
Memorandum of Understanding, dated as of June 20, 2008, by and between Energy Telecom, Inc. and Samsin USA, LLC, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.07
Beta Production Contract, dated as of July 14, 2008, by and between Energy Telecom, Inc. and Samsin USA, LLC, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.08
Supply and Purchase Exclusivity Agreement, dated as of October 9, 2009, by and between Energy Telecom, Inc. and Samsin USA, LLC, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.09
Consulting Agreement, dated as of November 20, 2008, by and between Energy Telecom, Inc. and Jennifer Cauble, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.10
Letter Purchase Agreement, dated as of July 17, 2009, from Energy Telecom, Inc. to George Bickerstaff, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

10.11
Final Production Eyewear Contracts, dated as of August 7, 2009, by and between Energy Telecom, Inc. and Samsin USA, LLC, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on August 9, 2010 and incorporated herein by reference. †

10.12
Purchase Order issued by Energy Telecom to Samsin USA, dated June 30, 2010, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on September 27, 2010 and incorporated herein by reference. †

10.13
Assignment and Assumption Agreement, dated as of July 22, 2010, by and between Energy Telecom, Inc. and Thomas Rickards, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on August 9, 2010 and incorporated herein by reference.

10.14
Contract Distributer Sales Agreement, dated as of July 30, 2010, by and between Energy Telecom, Inc. and Tolson Uniforms LLC, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on August 9, 2010 and incorporated herein by reference.  †

10.15	Rescission of Executive Agreement, dated as of December 2, 2010, by and between Energy Telecom, Inc. and Thomas Rickards.

10.16	Rescission of Consulting Agreement, dated as of December 2, 2010, by and between Energy Telecom, Inc. and Ronny Halperin.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________

†           Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TELECOM, INC.

Date: March 10, 2011	By: /s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2011	By: /s/ RONNY HALPERIN
Ronny Halperin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ THOMAS RICKARDS Thomas Rickards	Director	March 10, 2011