Form 10-Q
period 2011-03-31
Energy Telecom, Inc.
filed 2011-05-05
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of May 4, 2011, there were 6,970,471 shares of the registrant’s common stock outstanding.

ENERGY TELECOM, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Balance sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

		Statements of operations for the three months ended March 31, 2011 and 2010 and cumulative from inception of development stage (August 22, 2000) through March 31, 2011 (unaudited)	4

		Statements of changes in stockholders’ equity (deficiency) cumulative from inception of development stage (August 22, 2000) through March 31, 2011 (unaudited)	5

		Statements of cash flows for the three months ended March 31, 2011 and 2010 and cumulative from inception of development stage (August 22, 2000) through March 31, 2011 (unaudited)	11

		Notes to financial statements (unaudited)	12-15

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	22
	ITEM 1A.	Risk Factors	22
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
	ITEM 3.	Defaults Upon Senior Securities	22
	ITEM 4.	(Reserved)	22
	ITEM 5.	Other Information	22
	ITEM 6.	Exhibits	22

	SIGNATURES		23

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$197,983	$87,643

Total assets	$197,983	$87,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,075	$51,676
Stockholder notes payable	18,486	38,486

Total current liabilities	68,561	90,162

STOCKHOLDERS' EQUITY (DEFICIENCY)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 6,927,665 and 6,282,239 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	693	628
Class B common stock, no par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Additional paid in capital	4,670,130	4,444,637
Deficit accumulated prior to inception of development stage	(508,248)	(508,248)
Deficit accumulated during development stage	(4,033,153)	(3,939,536)
Total stockholders' equity (deficiency)	129,422	(2,519)

Total liabilities and stockholders' equity (deficiency)	$197,983	$87,643

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative from
			Inception of development
			Stage (August 22, 2000)
	Three months ended March 31,		Through
	2011	2010	March 31, 2011
REVENUE	$950	$-	$4,652

COST OF GOODS SOLD	-	-	3,693

Gross profit	950	-	959

OPERATING EXPENSES:
Selling, general and administrative expenses	93,292	68,963	3,879,819

Loss from operations	(92,342)	(68,963)	(3,878,860)

OTHER INCOME (EXPENSE):
Interest income	80	188	4,202
Interest expense	(1,355)	(4,977)	(105,198)
Loss from change in derivative liability	-	(4,568)	(41,443)

Total other income (expense):	(1,275)	(9,357)	(142,439)

Net loss before provision for income taxes	(93,617)	(78,320)	(4,021,299)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-

Net loss before cumulative effect of change in accounting principle	(93,617)	(78,320)	(4,021,299)

Cumulative effect of change in accounting principle	-	-	(11,854)

NET LOSS	$(93,617)	$(78,320)	$(4,033,153)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	6,678,841	5,333,713

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22,2000) THROUGH MARCH 31, 2011
(unaudited)

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

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22,2000) THROUGH MARCH 31, 2011
(unaudited)

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

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22,2000) THROUGH MARCH 31, 2011
(unaudited)

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

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22,2000) THROUGH MARCH 31, 2011
(unaudited)

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

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22,2000) THROUGH MARCH 31, 2011
(unaudited)

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, December 31, 2009	5,087,145	$509	200,000	$-	$3,271,314	$(508,248)	$(2,830,628)	$(67,053)
Common stock issued	636,212	64	-	-	294,036	-	-	294,100
Common stock issued for services rendered	145,564	14	-	-	126,973	-	-	126,987
Increase in derivative liability under anti-dilution agreement	-	-	-	-	(159,901)	-	-	(159,901)
Mark to market of derivative instrument	-	-	-	-	39,545	-	-	39,545
Common stock issued previously classified to be issued	2,000	-	-	-	-	-	-	-
Common stock issued in connection with assumption of debt by shareholder	186,114	19	-	-	93,038	-	-	93,057
Common stock issued pursuant to stockholder anti-dilution provision	225,204	22	-	-	159,879	-	-	159,901
Share based compensation	-	-	-	-	619,753	-	-	619,753
Net loss	-	-	-	-	-	-	(1,108,908)	(1,108,908)
Balance, December 31, 2010	6,282,239	$628	200,000	$-	$4,444,637	$(508,248)	$(3,939,536)	$(2,519)

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CUMULATIVE FROM INCEPTION OF DEVELOPMENT STAGE (AUGUST 22,2000) THROUGH MARCH 31, 2011
(unaudited)

						Deficit	Deficit
						Accumulated	Accumulated	Total
					Additional	Prior to	During the	Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Development	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	(Deficiency)
Balance, December 31, 2010	6,282,239	$628	200,000	$-	$4,444,637	$(508,248)	$(3,939,536)	$(2,519)
Common stock issued	617,426	62	-	-	209,896	-	-	209,958
Common stock issued for services rendered	28,000	3	-	-	15,597	-	-	15,600
Net loss	-	-	-	-	-	-	(93,617)	(93,617)
Balance, March 31, 2011	6,927,665	$693	200,000	$-	$4,670,130	$(508,248)	$(4,033,153)	$129,422

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative from
			Inception of development
			Stage (August 22, 2000)
	Three months ended March 31,		Through
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,617)	$(78,320)	$(4,033,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	-	-	11,854
Common stock issued for services rendered	15,600	3,188	2,103,272
Change in fair value of derivative liability	-	4,568	41,443
Share based compensation	-	-	680,592
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(1,601)	4,977	125,296
Net cash used in operating activities	(79,618)	(65,587)	(1,070,696)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	209,958	109,600	1,245,975
Proceeds from issuance of shareholder loans	-	-	91,615
Repayments of shareholder loans	(20,000)	(3,000)	(73,129)
Net cash provided by financing activities	189,958	106,600	1,264,461

Net Increase (decrease) in cash and cash equivalents	110,340	41,013	193,765

Cash and cash equivalents, beginning of period	87,643	82,355	4,218
Cash and cash equivalents, end of period	$197,983	$123,368	$197,983

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non cash financial activities
Common stock issued to shareholder on assumption of debt obligation	$-	$93,057	$93,057

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

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

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim condensed financial information and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2010 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2010 and cumulative from inception of development stage (August 22, 2000) through December 31, 2010.

NOTE 2 — GOING CONCERN

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has a deficit accumulated during development stage (August 22, 2000) through March 31, 2011 totaling  $4,033,153. In addition, the Company’s notes payable to its officer/director are due on demand.  If the notes were to be called, the Company may be unable to meet these obligations. Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated or raise additional capital on satisfactory terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

USE OF ESTIMATES

The preparation of these unaudited interim condensed financial statements in conformity with accounting principles  generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures in the financial statements.  Accordingly, actual results could differ from these estimates

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2011 and December 31, 2010.

REVENUE RECOGNITION

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria  (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.  Revenue is generally recognized upon shipment.  Revenue recognized in the three months ended March 31, 2011 relate to sales of product which had previously been expensed and used as sample units; therefore, there is no cost of goods associated with these sales.

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

NET LOSS PER COMMON SHARE

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive.  The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2011 and 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various  updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

 NOTE 4 — FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

NOTE 5 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder notes payable as of March 31, 2011 (unaudited) and December 31, 2010:

	March 31, 2011	December 31, 2010
Notes payable, due on demand, interest at 10%	$18,486	$38,486
Accrued interest	29,717	28,362
	$48,203	$66,848

The Company recognized interest expense associated with the notes of $1,355 and $1,529 for the three months ended March 31, 2011 and 2010, respectively, and  $29,717 for the period from inception of development stage (August 22, 2000) through March 31, 2010.

NOTE 6 — STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENTS

During the three month period ended March 31, 2011 the Company completed private placements of  617,426 shares of Class A common stock and has received proceeds totaling $209,958.

SHARES ISSUED TO CONSULTANTS

During the three month period ended March 31, 2011, the Company issued an aggregate of 28,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $15,600.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8— RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $1,750 on a month-to-month basis.  Total rent expense for each of the three months ended March 31, 2011 and 2010 was $5,250.

As discussed in Note 5 above, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand. During the three months ended March 31, 2011, the Company paid an aggregate of $20,000 as partial payment against the note.

ENERGY TELECOM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(unaudited)

NOTE 9 — DEPENDENCY ON KEY MANAGEMENT

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

NOTE 10 — SUBSEQUENT EVENTS

On April 15, 2011, the Company issued an aggregate of 17,000 shares of its  Series A common stock to consultants  in exchange for services rendered valued at $16,320.

On April 15, 2011 the Company completed a private placement of  12,903 shares of Class A common stock and has received proceeds totaling $10,000.

On April 28, 2011 the Company completed a private placement of  12,903 shares of Class A common stock and has received proceeds totaling $10,000.

On May 3, 2011, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby an annual compensation of $36,000, which may be increased up to $50, 000 by mutual agreement and dependent on the financial strength of the company.   In addition, Mr. Rickards is to receive 200,000 shares of series A common stock payable  in equal installments at the end of each calendar quarter and a $600 per month car allowance.

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

We are hoping to exit the development stage as we are transitioning to production since we have begun to sell our product.  We have produced the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear, intended for use by police, fire, rescue, military and security personnel as well as bio-hazard, construction and heavy-manufacturing workers. Additionally, the eyewear will be used by those on cell and smart phones for consumer and commercial (business-to-business) markets.  In conjunction with our manufacturing partner, Samsin USA, we have obtained safety lenses made by UVEX (a division of Honeywell Safety Products) and ear plugs produced by Howard Leight, to create our telecom eyewear.  In June 2010, we began to receive orders for our telecom eyewear, which revenue was not realized until the product was shipped in July 2010.

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

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenue

We generated $950 in revenue for the three months ended March 31, 2011 compared to $0 for the three months ended March 31, 2010. Sales for the three months ended March 31, 2011 were primarily direct sales made to consumers on a limited trial basis. We expect to have a significant increase in revenue in 2011 as we have completed our primary research and development, the product is ready for sale, and we have received eight significant  requests about our product from national marketers that have expressed interest in making purchase orders. In addition, we continue to seek distributors for our product, and have an informal relationship with Qmadix that we anticipate will be memorialized in writing in the near future.  Our cost of sales was $-0- since our limited sales were from our sample/ product testing supplies previously expensed, netting gross profit of $950.

Expenses

For the three months ended March 31, 2011 and 2010, selling, general and administrative expenses totaled $93,292 and $68,963, respectively.

A summary comparison for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
Professional fees	$55,253	$14,382
Office and utilities	12,570	17,057
Travel and promotion	5.971	6,659
Salaries and related taxes	9,817	9,974
Patents and trademarks	6,651	19,284
Other	3,030	1,607
Total	$93,292	$68,963

The primary increase in selling, general and administrative are due to our incurred professional costs for the three months ended March 31, 2011 of $55,253 as compared to $14,382 for the same period last year, a $40,871 increase.  The increase is due to the timing of our annual audit, SEC counsel legal fees and non cash accounting consulting services.

Other Income and Expenses

For the three months ended March 31, 2011, we incurred $1,355 in interest expense which was offset by $80 in interest income compared to $4,977 in interest expense and $4,568 in derivative instrument expense, which was offset by $188 in interest income for three months ended March 31, 2010.

Interest expense decreased by $3,622 primarily due to reduction in notes payable settled in 2010.   The decrease in derivative instrument expense during 2010 was a result of the adjustments in our past obligation under a shareholder anti-dilution agreement, which we were required to treat as a derivative instrument and which has since been settled.  During the fourth quarter of 2010, we issued 225,204 shares of our common stock in full and final settlement of our obligation under the anti-dilution agreement.

Net Loss

For the three months ended March 31, 2011, we incurred a net loss of $93,617 ($0.01 per share of common stock) as a result of the foregoing, compared to a net loss of  $78,320 ($0.02 per share of common stock) for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $129,422. For the three months ended March 31, 2011, we used $79,618 in cash in operating activities. Cash provided by financing activities totaled $189,958 primarily from the sale of common stock, net of repayments of shareholder loans of $20,000. From time to time since our formation in 1993, we have sold shares to investors in private placement transactions. For the three months ended March 31, 2011, we sold an aggregate of 617,426 shares of our common stock for $209,958 in nine different transactions. Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

We expect to incur expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for marketing, advertising, inventory, equipment and overhead. We believe that we have sufficient funds to conduct our proposed operations for approximately three months, depending on revenues, but not for 12 months or more. If we are unable to raise any additional funds, we have sufficient capital for about six months of operation. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  However, based on years of experience of financing operations through the sale of securities, we believe we will generate sufficient capital to meet our needs for the next 12 months.

Although there are no assurances that we will be able to raise additional funds through the sale of securities, in the first three months of 2011 we raised approximately $210,000 (or 92%) more than from the sale of securities that we achieved for the for the same period last year. In addition, as we move from development to actual operations, we believe it is more likely that investors will be willing to fund operations in the short-term. The private placements that occurred since January 2011 were with accredited investors that contacted us, either because they previously invested with us or were referred to us by word of mouth from existing investors, with approximately 50% of the investors in that period representing investors who had previously invested in our company. For each private placement, we negotiate the price per share with such potential investor, based upon the amount of money the potential investor desires to invest, recent trading activity and the current price of our common stock. Other than one significant investor who previously received anti-dilution protection, we have not granted any investors any sort of different terms in our private placements.

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

We do not currently have a sufficient amount of cash to cover our proposed operating costs.  Our fixed operating expenses have been and are expected to continue to outpace revenue resulting in additional losses in the near term.  By adjusting our operations to our current level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for at least 3 months. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

As of March 31, 2011, we had working capital of $129,422.  At our current rate, we use about $26,500 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees).  We expect that our burn rate will increase to $30,000 per month by the end of the 2011, as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at approximately three to five industry trade shows and events.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, it could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

We will still need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations

Our independent registered public accounting firm, in their report dated March 10, 2011 on our financial statements as of and for the year ended December 31, 2010, have included an emphasis of matter paragraph with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital.
Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

Critical Accounting Policies

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

Revenue Recognition

We recognize revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment. Revenue recognized in the three months ended March 31, 2011 relate to sales of product which had previously been expensed and used as sample units.

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

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive.  The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2011 and 2010.

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our financial position, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

 ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of March 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside accounting firm and a new consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

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

Effective January 1, 2011, we entered into a one-year consulting agreement with Steve Chaussy to provide accounting and auditing services in connection with our public reporting obligations.  Mr. Chaussy is a certified public accountant and a former chief financial officer for a publicly-traded company.  We believe Mr. Chaussy has an extensive knowledge and experience with U.S. GAAP financial accounting required for a publicly traded company and also provides an independent level of review and check on the current accounting personnel.  Other than the engagement of Mr. Chaussy, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2011, we issued 88,889 shares of our common stock to one accredited investor for $20,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On January 27, 2011, we issued 186,666 shares of our common stock to three accredited investors for $70,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 9, 2011, we issued 233,300 shares of our common stock to three accredited investors for $84,958. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 25, 2011, we issued 108,571 shares of our common stock to two accredited investors for $35,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

           During the three month period ended March 31, 2011, we issued an aggregate of 28,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $15,600. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

ENERGY TELECOM, INC.

Date: May 5, 2011	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ RONNY HALPERIN
Ronny Halperin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)