Form 10-Q
period 2011-06-30
Energy Telecom, Inc.
filed 2011-08-03
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of August 1, 2011, there were 7,303,415 shares of the registrant’s common stock outstanding.

ENERGY TELECOM, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Condensed balance sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

		Condensed statements of operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

		Condensed statement of changes in stockholders’ equity (deficiency) for the six months ended June 30, 2011 (unaudited)	5

		Condensed statements of cash flows for the six months ended June 30, 2011 and 2010 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-10

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

	ITEM 4.	Controls and Procedures	17-18

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	19
	ITEM 1A.	Risk Factors	19
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	ITEM 3.	Defaults Upon Senior Securities	19
	ITEM 4.	(Reserved)	19
	ITEM 5.	Other Information	20
	ITEM 6.	Exhibits	20

	SIGNATURES		21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$246,489	$87,643

Total assets	$246,489	$87,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$43,261	$51,676
Stockholder notes payable	18,486	38,486

Total current liabilities	61,747	90,162

STOCKHOLDERS' EQUITY (DEFICIENCY)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 7,298,415 and 6,282,239 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	730	628
Class B common stock, no par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Additional paid in capital	4,865,971	4,444,637
Accumulated deficit	(4,681,959)	(4,447,784)
Total stockholders' equity (deficiency)	184,742	(2,519)

Total liabilities and stockholders' equity (deficiency)	$246,489	$87,643

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUE	$-	$-	$950	$-

COST OF GOODS SOLD	-	-	-	-

Gross profit	-	-	950	-

OPERATING EXPENSES:
Selling, general and administrative expenses	139,608	464,919	232,900	533,882

Loss from operations	(139,608)	(464,919)	(231,950)	(533,882)

OTHER INCOME (EXPENSE):
Interest income	252	108	332	296
Interest expense	(1,202)	(5,489)	(2,557)	(10,466)
Income from change in derivative liability	-	5,513	-	945

Total other income (expense):	(950)	132	(2,225)	(9,225)

Net loss before provision for income taxes	(140,558)	(464,787)	(234,175)	(543,107)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET LOSS	$(140,558)	$(464,787)	$(234,175)	$(543,107)

Net loss per common share, basic and fully diluted	$(0.02)	$(0.07)	$(0.03)	$(0.09)

Weighted average number of common shares outstanding, basic and fully diluted	7,082,342	6,397,450	6,881,706	6,295,618

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

							Total
					Additional		Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 1, 2011	6,282,239	$628	200,000	$-	$4,444,637	$(4,447,784)	$(2,519)
Common stock issued	910,732	91	-	-	329,867	-	329,958
Common stock issued for services rendered	55,444	6	-	-	40,972	-	40,978
Common stock issued for officer compensation	50,000	5			50,495		50,500
Net loss	-	-	-	-	-	(234,175)	(234,175)
Balance, June 30, 2011	7,298,415	$730	200,000	$-	$4,865,971	$(4,681,959)	$184,742

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,175)	$(543,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	40,978	126,988
Common stock issued for officer compensation	50,500	-
Change in fair value of derivative liability	-	(945)
Share based compensation	-	277,301
Changes in operating assets and liabilities:
Increase in inventory	-	(5,164)
(Decrease) increase in accounts payable and accrued liabilities	(8,415)	10,466
Net cash used in operating activities	(151,112)	(134,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	329,958	144,600
Repayments of shareholder loans	(20,000)	(3,000)
Net cash provided by financing activities	309,958	141,600

Net Increase (decrease) in cash and cash equivalents	158,846	7,139

Cash, beginning of period	87,643	82,355
Cash, end of period	$246,489	$89,494

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing activities:
Increase in derivative liability under anti-dilution agreement	$-	$96,377

The accompany notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(unaudited)

NOTE 1 — NATURE OF OPERATIONS/BASIS OF PRESENTATION

Energy Telecom, Inc. (the “Company”), formerly The Energy Corp., is an intellectual property exploitation company providing patent protection to its manufacturing business partners so they may manufacture, market, distribute and sell worldwide a family of eyewear products delivering a full range of audio and optical information to mobile workers and recreational eyewear users. The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product. The Company’s Class A common stock trades from time to time on the over-the-counter-bulletin-board under the symbol “ENRG.OB”.

During the current year, the Company transitioned from a development stage enterprise to an operating company, as the Company’s manufacturing partner, Samsin USA, began producing the telecom eyewear product for delivery to a consumer-retail distributor for resale. The Company will recognize revenue when the product is sold and shipped by the distributor.  The consumer-retail model of the eyewear is being sold through print and online advertising.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the three and six month periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2010 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2010.

NOTE 2 — GOING CONCERN

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has an accumulated deficit through June 30, 2011 totaling $4,681,959. In addition, the Company’s stockholder notes payable are due on demand. If the notes were to be called, the Company may be unable to meet these obligations. Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses.

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

The Company plans on issuing authorized but unissued shares to the extent available and to obtain debt financing to generate cash to cover short-falls in working capital as it continues to develop its products and operations. The Company expects that as sales volume increases, operations will generate working capital sufficient to allow it to continue as a going concern.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(unaudited)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

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

The Company considers financial instruments with an original maturity date of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2011 and December 31, 2010.

REVENUE RECOGNITION

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is earned for product shipped and sold by our distributor on a per unit basis.

 Revenue recognized in the six months ended June 30, 2011 relate to sales of product which had previously been expensed and used as sample units; therefore, there is no cost of goods associated with these sales.

SHARE-BASED COMPENSATION

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees using the average stock price observed (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

NET LOSS PER COMMON SHARE

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and six months ended June 30, 2011 and 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

 NOTE 4 — FINANCIAL INSTRUMENTS

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(unaudited)

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. On occasion, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

NOTE 5 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder notes payable as of June 30, 2011 (unaudited) and December 31, 2010:

	June 30, 2011	December 31, 2010
Notes payable, due on demand, interest at 10%	$18,486	$38,486
Accrued interest	30,919	28,362
	$49,405	$66,848

The Company recognized interest expense associated with the notes of $1,202 and $1,528 for the three months ended June 30, 2011 and 2010, respectively, and $2,557 and $3,057 for the six months ending June 30, 2011 and 2010, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENTS

During the six month period ended June 30, 2011, the Company completed private placements of 910,732 shares of Class A common stock and has received proceeds totaling $329,958.

SHARES ISSUED TO CONSULTANTS

During the six month period ended June 30, 2011, the Company issued an aggregate of 55,444 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $40,978.

SHARES ISSUED AS COMPENSATION

During the six month period ended June 30, 2011, the Company issued 50,000 shares of Class A common stock as officer compensation with a fair value totaling $50,500.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT-TOM RICKARDS

On May 3, 2011, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive an annual salary of $36,000, which may be increased up to $50,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company.  In addition, Mr. Rickards is to receive 200,000 shares of series A common stock payable in equal installments at the end of each calendar quarter and a $600 per month car allowance.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(unaudited)

LITIGATION

The Company may, from time to time, become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 8— RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $1,750 on a month-to-month basis. Total rent expense for the three months ended June 30, 2011 and 2010 was $5,250 and $3,500, respectively, and for the six months ended June 30, 2011 and 2010 was $10,500 and $8,750, respectively.

As discussed in Note 5 above, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand. During the six months ended June 30, 2011, the Company paid an aggregate of $20,000 as partial payment against the notes.

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

NOTE 10 — SUBSEQUENT EVENTS

During July 2011, the Company began to shipping its product, via its distributor, for delivery to a consumer-retail distributor.
On July 28, 2011, the company issued 5,000 shares of its Series A common stock to a consultant in exchange for services rendered valued at $3,950.

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

During the current year, we have transitioned from a development stage enterprise to an operating company, as our manufacturing partner, Samsin USA, begin producing our telecom eyewear product for delivery to Qmadix, a consumer-retail distributor, for resale.  The consumer-retail model of the eyewear is being sold through print and online advertising, by Brookstone.  As such, we expect to recognize revenues from sales of our product in the third quarter of 2011.

We have developed the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear.  The eyewear is designed for use on a recreational and professional basis.  Our recreational eyewear is equipped with wireless two-way Bluetooth voice communication that is compatible with any cellular telephone that is Bluetooth enabled and is capable of streaming stereo music from any Bluetooth enabled music device. In addition, our eyewear works with handheld Bluetooth- enabled VHF and UHF walkie-talkies and Bluetooth adaptors. It contains built-in dual microphones to cancel out background noise and noise-isolating ear plugs that reduce noise levels by up to 42 decibels. In addition, the safety lenses come in clear, gray and amber colors, allowing them to be used indoor and outside. In June 2011, our retail distributor placed orders for our telecom eyewear for which revenue was not recognized until the product was shipped in July 2011.

We have a professional model, which is similar to the recreational model, but contains additional safety features and is intended to be marketed to the Personal Protective Equipment markets (commonly expressed as PPE) for use by police, fire, rescue, military and security personnel as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication.  We have obtained numerous certifications for our telecommunications eyewear.  We have obtained the necessary certifications to sell our product as personal protective equipment.  We contracted with Colts Laboratories, an independent testing facility that is accredited by the Safety Equipment Institute to complete and verify standard tests.

Within the PPE market, our telecommunication eyewear competes primarily in the markets represented by hearing and eye protection and communication headset products and will be targeted towards the following end-markets:

•
Police and fire rescue, security services and military: To protect the eyes and ears during the use of firearms, explosives and other weaponry, to provide hands-free communication among personnel and allow for real-time viewing of intelligence;

•	Manufacturing: To protect workers from plant hazards such as industrial noise and flying particles that may cause eye injuries; and

•	Construction, Mining and Logging Operations: To protect workers from airborne dust and debris and construction equipment noise and to provide two-way, instant communication.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•
Qmadix presented our eyewear at the Consumer Electronics Show in Las Vegas, Nevada in January 2011 and at the International CTIA Wireless convention in Orlando, Florida in March 2011. At the show, Qmadix presented the ready-to-market eyewear to various cellular network and cellular retail suppliers which expressed interest in selling the eyewear for business-to-business commercial customers.  As a result, Qmadix has entered into agreements with three retailers, including Brookstone, to test the marketability of the eyewear;

•
Samsin Innotec and Samsin USA are developing samples of polarized and 3D eyewear lenses for use with our telecom eyewear, which we anticipate will be ready for initial testing by the end of 2011. These new lenses would be able to be secured into place and removed at the user’s convenience. Samples of both lenses have been submitted for testing;

•
We expect that additional purchase orders for the telecom eyewear will be received in the next few months as Qmadix continues to feature the eyewear and discussions with interested retailers are completed;

•
We have one patent application pending in the United States, which we expect to receive communication regarding from the USPTO in the third quarter of 2011.  In addition, we have made the necessary filings to allow us to file a patent application in certain European and Asian counties if our pending patent application is granted by the USPTO; and

•
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

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

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenue

We did not generate any revenue for the three months ended June 30, 2011 and 2010. We expect to have an  increase in revenue later in 2011 as we have completed our primary research and development, the product is ready for sale, and we have received product orders a from national marketer. In addition, we continue to seek distributors for our product, and have an informal relationship with Qmadix that we anticipate will be memorialized in writing in the near future.

Expenses

For the three months ended June 30, 2011 and 2010, selling, general and administrative expenses totaled $139,608 and $464,919, respectively.

           A summary comparison for the three months ended June 30, 2011 and 2010 is as follows:

	2011	2010
Professional fees	$51,175	$158,966
Office and utilities	8,845	9,804
Travel and promotion	8,127	6,501
Salaries and related taxes	9,688	12,874
Non cash compensation	50,500	277,301
Patents and trademarks	10,580	3,227
Other	693	(3,754)
Total	$139,608	$464,919

The primary decease in selling, general and administrative is due to share based compensation for the three months ended June 30, 2011 of $50,500 as compared to $277,301 for the same period last year, a decrease of $226,801.  During the three months ended June 30, 2010, we issued an aggregate of 1,500,000 fully vested options to our President and a consultant with a fair value of $277,301.

In addition, our professional fees for the three months ended June 30, 2011 totaled $51,175 as compared to $158,966 for the same period last year, a $107,791 decrease. During the three months ended June 30, 2010, we incurred higher professional fees in connection with the filing of a Form S-1 registration statement as compared to the three months ended June 30, 2011.

Other Income and Expenses

For the three months ended June 30, 2011, we incurred $1,202 in interest expense which was offset by $252 in interest income compared to $5,489 in interest expense, which was offset by $5,513 in derivative instrument income and by $108 in interest income for the three months ended June 30, 2010.

Interest expense decreased by $4,287 primarily due to reduction in notes payable settled in 2010.  The decrease in derivative instrument expense during 2010 was a result of the adjustments in our past obligation under a shareholder anti-dilution agreement, which was treated as a derivative instrument and which has since been settled.

Net Loss

For the three months ended June 30, 2011, we incurred a net loss of $140,558 ($0.02 per share of common stock) as a result of the foregoing, compared to a net loss of $464,787 ($0.07 per share of common stock) for the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenue

We generated $950 in revenue for the six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010. Our cost of sales was $-0- since our limited sales were from our sample/ product testing supplies previously expensed, netting gross profit of $950.

Expenses

For the six months ended June 30, 2011 and 2010, selling, general and administrative expenses totaled $232,900 and $533,882, respectively.

A summary comparison for the six months ended June 30, 2011 and 2010 is as follows:

	2011	2010
Professional fees	$106,428	$173,348
Office and utilities	21,415	26,861
Travel and promotion	14,098	13,160
Salaries and related taxes	19,505	19,663
Non cash compensation	50,500	280,487
Patents and trademarks	17,231	22,511
Other	3,723	(2,148)
Total	$232,900	$533,882

The primary decease in selling, general and administrative is due to share based compensation for the six months ended June 30, 2011 of $50,500 as compared to $280,487 for the same period last year, a decrease of $229,987. During the six months ended June 30, 2010, we issued an aggregate of 1,500,000 fully vested options to our President and a consultant with a fair value of $277,301.

In addition, professional fees for the six months ended June 30, 2011 totaled $106,428 as compared to $173,348 for the same period last year, a $66,920 decrease. During the six months ended June 30, 2010, we incurred higher professional fees in connection with the filing of a Form S-1 registration statement as compared to the six months ended June 30, 2011.

Other Income and Expenses

For the six months ended June 30, 2011, we incurred $2,557 in interest expense which was offset by $332 in interest income compared to $10,466 in interest expense, which was offset by $945 in derivative instrument gain and by $296 in interest income for six months ended June 30, 2010.

Interest expense decreased by $7,909 primarily due to reduction in notes payable settled in 2010.  The decrease in derivative instrument expense during 2010 was a result of the adjustments in our past obligation under a shareholder anti-dilution agreement, which was treated as a derivative instrument and which has since been settled.

Net Loss

For the six months ended June 30, 2011, we incurred a net loss of $234,175 ($0.03 per share of common stock) as a result of the foregoing, compared to a net loss of $543,107 ($0.09 per share of common stock) for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital of $184,742.  For the six months ended June 30, 2011, we generated a net cash flow deficit from operating activities of $151,112 consisting primarily of a year to date loss of $234,175.  Non cash adjustments included $91,478 for share based compensation offset by a decrease in accounts payable and accrued liabilities of $8,415.  Cash provided by financing activities totaled $309,958 primarily from the sale of common stock, net of repayments of shareholder loans of $20,000. From time to time since our formation in 1993, we have sold shares to investors in private placement transactions. For the six months ended June 30, 2011, we sold an aggregate of 910,732 shares of our common stock for $329,958 in 13 different transactions. Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

We expect to incur expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for marketing, advertising, equipment and overhead. We believe that we have sufficient funds to conduct our proposed operations for approximately six months, depending on revenues, but not for 12 months or more. If we are unable to raise any additional funds, we have sufficient capital for about six months of operation. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. However, based on years of experience of financing operations through the sale of securities, we believe we will generate sufficient capital to meet our needs for the next 12 months.

Although there are no assurances that we will be able to raise additional funds through the sale of securities, in the first six months of 2011 we raised $329,958, which is more funds than from the sale of securities that we achieved for the for the same period last year. In addition, as we have moved from development stage to actual operations, investors may be more willing to fund operations in the short-term. The private placements that occurred since January 2011 were with accredited investors that contacted us, either because they previously invested with us or were referred to us by word of mouth from existing investors, with approximately 50% of the investors in that period representing investors who had previously invested in our company. For each private placement, we negotiate the price per share with such potential investor, based upon the amount of money the potential investor desires to invest, recent trading activity and the current price of our common stock.

 Other than possible family relationships between the existing and new investors, we are not aware of any material relationships between new and existing investors. We have not engaged in any sort of solicitation of potential investors. None of our advisors or consultants have been involved in any sort of fundraising activities on our behalf.

We do not currently have a sufficient amount of cash to cover our proposed operating costs. Our fixed operating expenses have been and are expected to continue to outpace revenue resulting in additional losses in the near term. By adjusting our operations to our current level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for at least six months. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

As of June 30, 2011, we had working capital of $184,742. At our current rate, we use about $25,200 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development),  research and development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will increase to $30,000 per month by the end of the 2011, as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at approximately three to five industry trade shows and events.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, it could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

We will need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations

Our independent registered public accounting firm, in their report dated March 10, 2011 on our financial statements as of and for the year ended December 31, 2010, have included an emphasis of matter paragraph with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital.

Stockholder Notes Payable

We previously received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The outstanding stockholder loans bear interest of 10% per annum, compounding annually and are due on demand. We have not received any loans from Mr. Rickards since 2010 and do not have any agreement for or expectation of future loans.

Critical Accounting Policies

The accounting policies identified as critical are as follows:

 Revenue Recognition

We recognize revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is earned for product shipped and sold by our distributor on a per unit basis.

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

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and six months ended June 30, 2011 and 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of June 30, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2011 to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

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

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer and an accounting consultant, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2011, we issued 12,903 shares of our common stock to one accredited investor for $10,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 28, 2011, we issued 12,903 shares of our common stock to three accredited investors for $10,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 27, 2011, we issued 267,500 shares of our common stock to two accredited investors for $100,000. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

During the three month period ended June 30, 2011, we issued an aggregate of 27,444 shares of Class A common stock to consultants and 50,000 shares of Class A common stock to our President in exchange for services rendered with an aggregate fair value of $75,878. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information.

(a) Form 8-K Information

None.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Condensed Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Condensed Statements of Changes in Equity for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010; and (iv) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TELECOM, INC.

Date: August 3, 2011	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ RONNY HALPERIN
Ronny Halperin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)