Form 10-Q
period 2011-09-30
Energy Telecom, Inc.
filed 2011-11-09
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, there were 7,367,748 shares of the registrant’s common stock outstanding.

ENERGY TELECOM, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Condensed balance sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

		Condensed statements of operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

		Condensed statement of changes in stockholders’ equity (deficiency) for the nine months ended September 30, 2011 (unaudited)	5

		Condensed statements of cash flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-10

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	ITEM 4.	Controls and Procedures	16-17

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	18
	ITEM 1A.	Risk Factors	18
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
	ITEM 3.	Defaults Upon Senior Securities	18
	ITEM 4.	(Reserved)	18
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18

	SIGNATURES		19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$186,754	$87,643
Accounts receivable	1,649	-
Total current assets	188,403	87,643

Property and equipment, net	3,643	-

Total assets	$192,046	$87,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52,378	$51,676
Stockholder notes payable	18,486	38,486

Total current liabilities	70,864	90,162

STOCKHOLDERS' EQUITY (DEFICIENCY)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 7,312,748 and 6,282,239 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	731	628
Class B common stock, no par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Additional paid in capital	4,924,349	4,444,637
Accumulated deficit	(4,803,898)	(4,447,784)
Total stockholders' equity (deficiency)	121,182	(2,519)

Total liabilities and stockholders' equity (deficiency)	$192,046	$87,643

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUE:
Sales	$-	$3,253	$950	$3,253
Royalties	1,649	-	1,649	-
Total revenue	1,649	3,253	2,599	3,253

COST OF GOODS SOLD	-	3,179	-	3,179

Gross profit	1,649	74	2,599	74

OPERATING EXPENSES:
Selling, general and administrative expenses	122,082	175,051	354,982	708,933
Depreciation	429	-	429	-
Total operating expenses:	122,511	175,051	355,411	708,933

Loss from operations	(120,862)	(174,977)	(352,812)	(708,859)

OTHER INCOME (EXPENSE):
Interest income	168	38	500	334
Interest expense	(1,245)	(2,043)	(3,802)	(12,509)
Loss from change in derivative liability	-	(40,490)	-	(39,545)

Total other income (expense):	(1,077)	(42,495)	(3,302)	(51,720)

Net loss before provision for income taxes	(121,939)	(217,472)	(356,114)	(760,579)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET LOSS	$(121,939)	$(217,472)	$(356,114)	$(760,579)

Net loss per common share, basic and fully diluted	$(0.02)	$(0.03)	$(0.05)	$(0.12)

Weighted average number of common shares outstanding, basic and fully diluted	7,303,853	6,680,701	7,023,968	6,425,390

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

							Total
					Additional		Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 1, 2011	6,282,239	$628	200,000	$-	$4,444,637	$(4,447,784)	$(2,519)
Sale of common stock	910,732	91	-	-	329,867	-	329,958
Repurchase and cancelation of common stock	(667)	-	-	-	(5,000)	-	(5,000)
Common stock issued for services rendered	70,444	7	-	-	53,850	-	53,857
Common stock issued for officer compensation	50,000	5	-	-	50,495	-	50,500
Common stock issuable for officer compensation	-	-	-	-	50,500	-	50,500
Net loss	-	-	-	-	-	(356,114)	(356,114)
Balance, September 30, 2011	7,312,748	$731	200,000	$-	$4,924,349	$(4,803,898)	$121,182

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(356,114)	$(760,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	429	-
Common stock issued for services rendered	53,857	126,988
Common stock issued or to be issued for officer compensation	101,000	-
Change in fair value of derivative liability	-	39,545
Share based compensation	-	354,911
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,649)	-
Increase in inventory	-	(11,437)
Increase in accounts payable and accrued liabilities	702	12,622
Net cash used in operating activities	(201,775)	(237,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,072)	-
Net cash used in investing activities	(4,072)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	329,958	225,100
Repurchase and cancellation of common stock	(5,000)	-
Repayments of shareholder loans	(20,000)	(3,000)
Net cash provided by financing activities	304,958	222,100

Net increase (decrease) in cash	99,111	(15,850)

Cash beginning of period	87,643	82,355
Cash end of period	$186,754	$66,505

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing activities:
Increase in derivative liability under anti-dilution agreement	$-	$140,356
Assumption of promissory notes and accrued interest	$-	$93,057

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

During the current year, the Company transitioned from a development stage enterprise to an operating company, as the Company’s manufacturing partner, Samsin USA, began producing the telecom eyewear product for delivery to a consumer-retail distributor for resale. The Company recognizes revenue when the product is sold and shipped by the distributor.  The consumer-retail model of the eyewear is being sold through print and online advertising.

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

NOTE 2 — GOING CONCERN

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has an accumulated deficit through September 30, 2011 totaling $4,803,898. In addition, the Company’s stockholder notes payable are due on demand. If the notes were to be called, the Company may be unable to meet these obligations. Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses.

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
SEPTEMBER 30, 2011 AND 2010
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

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is earned for product shipped and sold by our distributor on a per unit basis or as royalties upon shipment by the manufacturer as third party sales.

 Revenue recognized in the nine months ended September 30, 2011 relate to sales of product which had previously been expensed and used as sample units of $950 and royalties earned of $1,649; therefore, there is no cost of goods associated with these sales.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three to five years.

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

NET LOSS PER COMMON SHARE

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2011 and 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(unaudited)

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

The following table summarizes stockholder notes payable as of September 30, 2011 (unaudited) and December 31, 2010:

	September 30, 2011	December 31, 2010
Notes payable, due on demand, interest at 10%	$18,486	$38,486
Accrued interest	32,164	28,362
	$50,650	$66,848

The Company recognized interest expense associated with the notes of $1,245 and $1,544 for the three months ended September 30, 2011 and 2010, respectively, and $3,802 and $4,601 for the nine months ending September 30, 2011 and 2010, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENTS

During the nine month period ended September 30, 2011, the Company completed private placements of 910,732 shares of Class A common stock and has received proceeds totaling $329,958.

SHARES ISSUED TO CONSULTANTS

During the nine month period ended September 30, 2011, the Company issued an aggregate of 70,444 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $53,857.

SHARES REPURCHASED

During the nine month period ended September 30, 2011, the Company re-acquired and canceled 667 shares of its common stock for $5,000.

SHARES ISSUED AS COMPENSATION

During the nine month period ended September 30, 2011, the Company issued 50,000 shares of Class A common stock as officer compensation with a fair value totaling $50,500 and as is obligated to issue an additional 50,000 as of September 30, 2011.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(unaudited)

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

NOTE 8— RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $1,750 (increased to $2,750 as of September 2011) on a month-to-month basis. Total rent expense for the three months ended September 30, 2011 and 2010 was $7,250 and $5,250, respectively, and for the nine months ended September 30, 2011 and 2010 was $17,750 and $15,750, respectively.

As discussed in Note 5, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand. During the nine months ended September 30, 2011, the Company paid an aggregate of $20,000 as partial payment against the notes.

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

NOTE 10 — SUBSEQUENT EVENTS

On October 21, 2011, the company issued 5,000 shares of its Series A common stock to a consultant in exchange for services rendered valued at $3,650. In addition, the Company issued 50,000 shares of Class A common stock as officer compensation with a fair value totaling $50,500.

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

During the current year, we have transitioned from a development stage enterprise to an operating company, as our manufacturing partner, Samsin USA, begin producing our telecom eyewear product for delivery to Qmadix, a consumer-retail distributor, for resale.  The consumer-retail model of the eyewear is being sold through print and online advertising, by Brookstone.  As such, we began recognizing revenues from sales of our product in the third quarter of 2011.

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

•
We have one patent application pending in the United States, which we expect to receive communication regarding from the USPTO in the fourth quarter of 2011.  In addition, we have made the necessary filings to allow us to file a patent application in certain European and Asian counties if our pending patent application is granted by the USPTO; and

•
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

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

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenue

We generated $1,649 in revenues for the three months ended September 30, 2011 as compared to $3,253 for the three months ended September 30, 2010. We expect to have an increase in revenue later in Q4 2011 as we have completed our primary research and development, the product is ready for sale, and we have received product orders from a national marketer. In addition, we continue to seek distributors for our product, and have an informal relationship with Qmadix that we anticipate memorialized in writing in the near future.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2011 were $-0-, our revenues for the three months ended September 30, 2011 were generated as royalty income on products shipped and sold by our distributor, netted us a gross profit of $1,649. Our cost of sales was $3,179 for the three months ended September 30, 2010, netting a gross profit of $74.

Expenses

For the three months ended September 30, 2011 and 2010, selling, general and administrative expenses totaled $122,081 and $175,051, respectively.

A summary comparison for the three months ended September 30, 2011 and 2010 is as follows:

	2011	2010
Professional fees	$38,365	$41,821
Office and utilities	13,554	12,559
Travel and promotion	3,506	4,397
Salaries and related taxes	9,808	7,337
Equity based compensation	50,500	77,610
Patents and trademarks	5,878	27,805
Other	470	3,522
Total	$122,081	$175,051

The primary decease in selling, general and administrative is due to share based compensation for the three months ended September 30, 2011 of $50,500 as compared to $77,610 for the same period last year, a decrease of $27,110 and our patent and trademark expenses which for the three months ended September 30, 2011 were $5,878 as compared to $27,805 for the same period last year, a decrease of $21,927.

Depreciation

During the three months ended September 30, 2011, we acquired office furniture and equipment and as such recorded depreciation of $429 for the period as compared to nil for the same period last year.

Other Income and Expenses

For the three months ended September 30, 2011, we incurred $1,245 in interest expense which was offset by $168 in interest income compared to $2,043 in interest expense and derivative instrument expenses of $40,490, which were offset by $38 in interest income for the three months ended September 30, 2010.

Interest expense decreased by $798, primarily due to reduction in notes payable in 2011 and 2010.  The increase in derivative instrument expense during 2010 was a result of the adjustments in our past obligation under a shareholder anti-dilution agreement, which was treated as a derivative instrument and has since been settled.

Net Loss

For the three months ended September 30, 2011, we incurred a net loss of $121,939 ($0.02 per share of common stock) as a result of the foregoing, compared to a net loss of $217,472 ($0.03 per share of common stock) for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenue

We generated $2,599 in revenue for the nine months ended September 30, 2011 compared to $3,253 for the nine months ended September 30, 2010.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2010 were $3,179, netting a gross profit of $74. Our cost of sales was $-0- for the nine months ended September 30, 2011 since our limited sales were from our sample/ product testing supplies previously expensed, netting a gross profit of $950.  We earned $1,649 as royalty income on products shipped and sold by our distributor.

Expenses

For the nine months ended September 30, 2011 and 2010, selling, general and administrative expenses totaled $354,981 and $708,933, respectively.

A summary comparison for the nine months ended September 30, 2011 and 2010 is as follows:

	2011	2010
Professional fees	$144,793	$215,169
Office and utilities	34,969	39,420
Travel and promotion	17,604	17,557
Salaries and related taxes	29,313	27,000
Equity based compensation	101,000	358,097
Patents and trademarks	23,109	50,316
Other	4,193	1,374
Total	$354,981	$708,933

The primary decease in selling, general and administrative is due to share based compensation for the nine months ended September 30, 2011 of $101,000 as compared to $358,097 for the same period last year, a decrease of $257,097. During the nine months ended September 30, 2010, we issued an aggregate of 1,500,000 fully vested options to our President and a consultant with a fair value of $277,301.

In addition, professional fees for the nine months ended September 30, 2011 totaled $144,793 as compared to $215,169 for the same period last year, a $70,376 decrease. During the nine months ended September 30, 2010, we incurred higher professional fees in connection with the filing of a Form S-1 registration statement as compared to the nine months ended September 30, 2011.

Depreciation

During the nine months ended September 30, 2011, we acquired office furniture and equipment and as such recorded depreciation of $429 for the period as compared to nil for the same period last year.

Other Income and Expenses

For the nine months ended September 30, 2011, we incurred $3,802 in interest expense which was offset by $500 in interest income compared to $12,509 in interest expense and $39,545 in derivative instrument expense which was offset by $334 in interest income for nine months ended September 30, 2010.

Interest expense decreased by $8,707, primarily due to reduction in notes payable in 2011 and 2010.  The increase in derivative instrument expense during 2010 was a result of the adjustments in our past obligation under a shareholder anti-dilution agreement, which was treated as a derivative instrument and has since been settled.

Net Loss

For the nine months ended September 30, 2011, we incurred a net loss of $356,114 ($0.05 per share of common stock) as a result of the foregoing, compared to a net loss of $760,579 ($0.12 per share of common stock) for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $117,539. For the nine months ended September 30, 2011, we generated a net cash flow deficit from operating activities of $201,775 consisting primarily of a year to date loss of $356,114. Non cash adjustments included $429 for depreciation, $154,857 for share based compensation and an increase in accounts payable and accrued liabilities of $702 offset by an increase in accounts receivable of $1,649. Cash used in investing activities totaled $4,072 from the purchase of property and equipment. Cash provided by financing activities totaled $304,958 primarily from the sale of common stock, net of repayments of shareholder loans of $20,000. From time to time since our formation in 1993, we have sold shares to investors in private placement transactions. For the nine months ended September 30, 2011, we sold an aggregate of 910,065 shares of our common stock for $324,958 in 13 different transactions. Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

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

Although there are no assurances that we will be able to raise additional funds through the sale of securities, in the first nine months of 2011 we raised $324,958, which is more funds than from the sale of securities that we achieved for the for the same period last year. In addition, as we have moved from development stage to actual operations, investors may be more willing to fund operations in the short-term. The private placements that occurred since January 2011 were with accredited investors that contacted us, either because they previously invested with us or were referred to us by word of mouth from existing investors, with approximately 50% of the investors in that period representing investors who had previously invested in our company. For each private placement, we negotiate the price per share with such potential investor, based upon the amount of money the potential investor desires to invest, recent trading activity and the current price of our common stock.

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

As of September 30, 2011, we had working capital of $117,539. At our current rate, we use about $22,400 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development),  research and development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will increase to $30,000 per month by the end of the 2011, as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at approximately three to five industry trade shows and events.

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

Critical Accounting Policies

The accounting policies identified as critical are as follows:

 Revenue Recognition

We recognize revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is earned for product shipped and sold by our distributor on a per unit basis or as royalties upon shipment by the manufacturer as third party sales.

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

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2011 and 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of September 30, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2011, we issued an aggregate of 15,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $12,880. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

*
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TELECOM, INC.

Date: November 9, 2011	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ RONNY HALPERIN
Ronny Halperin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)