Form 10-K
period 2011-12-31
Energy Telecom, Inc.
filed 2012-03-16
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $3,234,122. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 2012, there were 8,412,748 and 200,000 shares of registrant’s class A and B common stock outstanding, respectively.

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

Personal Protection Equipment Market

Overview

The Personal Protection Equipment ("PPE") market includes equipment and clothing worn for protection against bodily injury. Products include earmuffs and earplugs, communication headsets for noisy environments, safety eyewear and goggles, respirators, fall protection equipment, head protection equipment, protective clothing, gloves, footwear and other products. According to the Personal Protective Equipment Market Report by Global Industry Analysts, the global PPE market is anticipated to reach $33.3 billion in annual sales by 2015. Within this market, we aim to compete primarily in the segment of the market represented by hearing, eye and face protection products.

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

After completing all development of the eyewear product in 2010, we have been working to establish distribution for the eyewear in a multitude of sales channels in the United States, and overseas. Through our relationship with Samsin USA and Samsin Innotec, we were introduced to Qmadix, Inc., a consumer electronics distribution and marketing company.  Qmadix has taken our eyewear, branded it and sells it as Qi-wear by iharmonix on a non-exclusive basis.  Qmadix is actively searching for additional retailers and partners for our telecommunications eyewear.  Through Qmadix, our eyewear has been placed for evaluation with multiple nationwide consumer products retailers, Internet retailers, wireless network and equipment suppliers, of which several have expressed interest.  As a result, our consumer eyewear model is being sold through print and online advertising, and Qmadix has delivered several purchase orders.

Safety Lenses

The lenses in our eyewear are manufactured and designed by Uvex, a division of Honeywell Safety Products, a leading manufacturer of safety eyewear products.  The Genesis wraparound lenses provide vision impact protection to industry safety standards and block 99.9% of UVA and UVB radiation light.  In order to provide for maximum usage and durability, the lenses are easily replaceable and come in different colors/shades.  Our eyewear allows prescription lenses to be securely inserted behind the safety lenses and specifications for prescription lenses are also available.  We are currently testing polarized and 3-D lenses, which will be separate lenses that can be used interchangeably with the eyewear, and anticipate that they will be included with every eyewear product sometime in 2013. The polarized lenses may be supplied by Uvex and the 3-D lenses may be supplied on a development basis, by other companies in the optical projection industry. We are also working to provide eyewear that will provide a heads-up optical display, although no release date is currently available.

Noise Attenuation Earplugs

The eyewear contains soft ear plugs designed and manufactured by Howard Leight/Honeywell Safety Products, a leading global hearing protection device company. The earplugs are corded to the eyewear and are replaceable.   Through the use of dual microphones and noise attenuating software designed by Samsin USA, the earplugs reduce environmental noise by an average 20 decibels (dB) using SmartFit300 plugs, and 30 decibel (dB) using ET-113 foam plugs, both types supplied by Howard Leight, a division of Honeywell Safety Products. An increase of 20 dB is the equivalent of a sound appearing four times as loud.  OSHA regulations require that, when engineering controls and/or administrative controls cannot reduce noise levels in industry to an eight-hour time-weighted average level of less than 85 dB, a hearing protection (or conservation) program must be established.  OSHA requirements prohibit a worker from working more than eight hours per day with exposure to a sustained sound level of 90 dB, which decreases significantly to two hours per day at 100dB.  Most industrial and construction noise is in the range of 90 – 110 dB.

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

Similarly, a CE certification refers to a product’s eligibility to be sold in the European Union. The trading region defined by the EU is called the European Economic Area, or EEA.  In order to sell our telecommunication eyewear to any of the countries in the EEA, it must obtain CE certification. A product bearing the CE Mark has been tested to all of the relevant standards that the EU demands.

In order to obtain CE certification, a product must satisfy the following obligations:

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

In September 2011, our telecommunications eyewear received CE certification and may be sold in the EEA.

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

Manufacturing Operations

Our telecom eyewear product is a manufactured product using various components constructed for the project, and assembled and shipped for distribution. Our exclusive contractual agreement with Samsin USA expired in October 2011, by which it develops, provide prototypes for, and manufactures our telecom eyewear products, which it does through Samsin Innotec in any of its three plants, located in South Korea, or mainland China.  Although the agreement expired, we continue to operate with Samsin USA as our manufacturing partner under the same terms and conditions of the agreement, although if necessary, we could utilize additional or other manufacturing partners if we decided.

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

Distribution

Effective February 21, 2012, we entered into a Distributor Agreement with Honeywell International Inc., acting through its Honeywell Safety Products business unit (“Honeywell”).  Pursuant to the terms of the agreement, we appointed Honeywell as our distributor with regards to our products, which appointment is on worldwide basis and exclusive only to the personal protective equipment market.  All products will be purchased from us by Honeywell for resale.  The agreement has an initial term of one year, and automatically renews for successive one year terms after the initial term unless either party provides prior written cancellation. Honeywell intends to sell our eyewear under its branded ‘ICOM’ name in Europe and UVEX branded ‘AcccoustiMaxx’ in the United States.

In addition to direct sales by our current partners, Samsin USA and Innotec, we have established a relationship with Qmadix, whereby Qmadix has branded our eyewear as Qi-wear, which are available for sale in its iHarmonix family of Bluetooth-enabled electronics products. We and Qmadix continue to seek additional channels for the distribution of our eyewear.

Additionally, we believe that, similar to our agreement with Honeywell, one or more of the companies that produce the wireless headsets and industrial safety products will distribute the telecommunication eyewear product, probably under their own label, to gain new market share. For example, Samsin USA, which produces the frames for the eyewear and manufactures the completed eyewear, may desire to sell the eyewear through its distribution network.  If they decided to do so, they would purchase them from us to be sold under their own brand name for the eyewear.  Alternatively, a company such as Samsin Innotec, which has a long history of selling products to police and military forces in Asia, could sell the eyewear and pay us a royalty rate based on the number of units sold.

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

The following are targeted licensees, potential competitors and prospective partners:

Cellular Carriers	In-Ear audio delivery systems
AT&T Inc.	Siemens AG
Verizon Communications Inc.	Plantronics Inc.
Nokia Corp.	GN US, Inc. (Jabra)
Sprint Nextel Corp.

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

Currently, through our distribution partners, we are targeting the United States and Europe, which we believe are the two largest PPE markets and the markets in which we have the greatest intellectual property protection. Thereafter, the markets that we decide to target will be based on receiving patent protection and which distribution partners, if any, we enter into agreements with.

Research and Development

Research and development of our telecom eyewear product is conducted at various locations simultaneously:  our own offices (general layout, benefits, and ergonomics), research facilities at Howard Leight in San Diego, California (sound attenuation), at Samsin USA in Mason, Ohio (Bluetooth and other electronic design), and at Samsin Innotec's R&D facility (operating software system design, physical engineering) located in Seoul, South Korea.

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

Name of Patent Granted (Pending)	Jurisdiction	Date of Granting (Application)	Patent (Application Number)

Industrial safety assembly including disposable ear protection and earphone	USA	February 10, 1998	5,717,479
Industrial safety assembly including disposable ear protection and ear phone	Canada	June 3, 1999	CA2314348
Industrial safety assembly including disposable ear protection and ear phone	Australia	June 15, 1999	AU6321598
Industrial safety assembly	USA	January 11, 2000	6,012,812
Industrial safety assembly including disposable ear protection and ear phone	China	May 9, 2001	CN1294696
Industrial hearing protection and communication assembly	USA	September 27, 2005	6,950,531
Hearing protection and communication assembly	USA	November 7, 2006	7,133,532
Industrial safety assembly including disposable ear protection and ear phone	Europe	November 25, 2009	EP 1 060 433 B1
(Communication Eyewear Assembly)	USA	(September 9, 2008)	(US12/283,029)
Industrial safety assembly including disposable ear protection and ear phone	United Kingdom	November 9, 2009	EP 1060433
Industrial safety assembly including disposable ear protection and ear phone	Spain	January 4, 2010	E98907400
Industrial safety assembly including disposable ear protection and ear phone	Italy	January 12, 2010	1060433
Industrial safety assembly including disposable ear protection and ear phone	Germany	November 25, 2009	69841334.2
Industrial safety assembly including disposable ear protection and ear phone	France	November 25, 2009	EP 1060433

Trademarks

We have been granted two trademarks as follows:

Name of Trademark Granted	Date of Registration	Registration Number

Energytele.com	December 11, 2007	3354175
Safe-Talk	March 8, 2011	3930119

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

Employees

As of March 1, 2012, we had one employee, our Chief Executive Officer.  From time to time, we rely on consultants for various activities, including accounting, design, manufacturing and marketing.  Currently we have three consultants:  The Brussell Group, LLC, who is providing marketing and logistical consulting services, Mr. Tom Perszyk, who is providing electronic consulting services and Mr. Steven Chaussy, CPA, who is providing accounting services.

We engaged the services of Benjamin Brussell, through The Brussell Group, LLC in December 2011.  The Brussell Group provides marketing and business logistical services.  We and The Brussell Group entered into a consulting agreement in December 2011, on a month-to-month basis, whereby The Brussell Group receives shares of common stock on a monthly basis for his services.

Mr. Tom Perszyk, our Bluetooth design engineer, formerly of Motorola, provides all technical guidance required on the design, implementation, and development of the Bluetooth (and other RF) protocols employed by the design engineers at Samsin USA.  Mr. Perszyk is the Chief Executive Officer and a minority shareholder of Samsin USA. We and Mr. Perszyk entered into a consulting agreement in November 2011, on a month-to-month basis, whereby Mr. Perszyk receives shares of common stock on a monthly basis for his services.

Mr. Steven Chaussy, a CPA licensed in Virginia and California, was initially engaged in January 2011 and renewed in January 2012 to provide accounting services including the assemblage of financial data required for the Company's SEC filings. Mr. Chaussy receives shares of common stock on a monthly basis for his services.

ITEM 1A - RISK FACTORS

Risks Relating to Our Business:

We have a short operating history and have not produced significant revenues.  This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model, which involves the manufacture, marketing and distribution of a hands-free, wireless communication eyewear.  While we have been in existence since 1993, we have only started to generate revenues in the second half of 2010.  No assurances can be given that we will generate any significant revenue, or any revenues at all, in the future. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects.   Our operations have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $459,373 and $1,108,908 for the years ended December 31, 2011 and 2010, respectively.   In addition, at December 31, 2011, we had an accumulated deficit of $4,907,157. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2011 with respect to our ability to continue as a going concern.  The existence of such a report may adversely affect our stock price and our ability to raise capital.  There is no assurance that we will not receive a similar emphasis of matter paragraph for our year ended December 31, 2012.

In their report dated March 15, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have incurred substantial losses and have minimal revenues to date. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

To date, we have only placed small orders of eyewear with our manufacturer and anticipate placing larger orders as a result of our distribution agreement with Honeywell.  While we believe that our manufacturer has the capacity to produce significant orders, if there are problems with these orders, it could result in cancelled orders and negative publicity just as we are trying to introduce our product to the new markets through Honeywell and the initial reactions will be critical to our future success.

If we need to replace manufacturers, our expenses could increase resulting in smaller profit margins.

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

Our officer, director and control persons own a controlling interest in our voting stock and investors will not have any voice in our management.

Our officer, director and control persons, in the aggregate, beneficially own or control the votes of approximately 60.2% of our outstanding common stock, including votes of the outstanding class B common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2012 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We maintain our mailing address at 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.  Our principal office is located at 3406 Lands End Drive, St. Augustine, Florida 32084, which we sub-lease from our Chief Executive Officer.  Our telephone number is (904) 819-8995 and our fax number is (904) 819-8181. Our current office space consists of approximately 2,000 square feet. The lease runs on a month-to-month basis at a cost of $2,750 per month. We believe that our existing facilities are suitable and adequate to meet our current business requirements. We maintain websites at www.energytele.com and www.energyeyewear.com and the information contained on those websites is not deemed to be a part of this annual report.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

	Fiscal Year 2010
	High	Low
First Quarter	$1.10	$0.35
Second Quarter	$0.95	$0.10
Third Quarter	$0.98	$0.85
Fourth Quarter	$0.95	$0.01

	Fiscal Year 2011
	High	Low
First Quarter	$0.79	$0.15
Second Quarter	$1.01	$0.51
Third Quarter	$1.05	$0.51
Fourth Quarter	$0.75	$0.35

On March 13, 2012, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.70 per share. On March 13, 2012, there were 148 holders of record of our common stock.  On June 30, 2010, a one-for-five reverse stock split was effective for our common stock. All share prices herein reflect this reverse stock split.

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

Recent Sales of Unregistered Securities

On October 21, 2011, we issued 5,000 shares of our class A common stock to a consultant pursuant to his consulting agreement. The securities were issued in an exempt transaction pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

On October 21, 2011, we issued 50,000 shares of our class A common stock to our President for services rendered. The securities were issued in an exempt transaction pursuant to Rule 4(2) and/or Regulation D under the Securities Act.

On November 28, 2011, we issued 5,000 shares of our class A common stock to a consultant pursuant to his consulting agreement. The securities were issued in an exempt transaction pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

On December 21, 2011, we issued an aggregate of 10,000 shares of our class A common stock to two consultant pursuant to their consulting agreements. The securities were issued in an exempt transaction pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

On December 21, 2011, we issued 50,000 shares of our class A common stock to our President for services rendered. The securities were issued in an exempt transaction pursuant to Rule 4(2) and/or Regulation D under the Securities Act.

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

During 2011, we transitioned from a development stage enterprise to an operating company, as our manufacturing partner, Samsin USA, begin producing our telecom eyewear product for delivery to Qmadix, a consumer-retail distributor, for resale.  The consumer-retail model of the eyewear is being sold through print and online advertising, by Brookstone, and other online retailers, such as Abe’s of Maine, through their own online retail channel and online stores at Amazon.com. As such, we began recognizing revenues from sales of our product in the third quarter of 2011.

We recently entered into a Distributor Agreement with Honeywell. Honeywell intends to start selling sell our eyewear under its branded ‘ICOM’ name in multiple European countries and UVEX branded ‘AcccoustiMaxx’ in the United States.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•
In November 2011, Honeywell presented its ‘ICOM’ branded eyewear model at the A+A Safety, Security and Health at Work International Trade Fair in Dusseldorf, Germany and its ‘AcccoustiMaxx’ branded eyewear model at the National Safety Council Congress and Expo, in Philadelphia, Pennsylvania.  With the recently executed distribution agreement with Honeywell, we anticipate that they will begin marketing and selling the eyewear in the near future;

•
Qmadix presented our eyewear at the Consumer Electronics Show in Las Vegas, Nevada in January 2012 and will at the International CTIA Wireless convention in Orlando, Florida in March 2012. At the show, Qmadix presented the ready-to-market eyewear to various cellular network and cellular retail suppliers which expressed interest in selling the eyewear for business-to-business commercial customers;

•
Samsin Innotec and Samsin USA are developing samples of polarized and 3D eyewear lenses for use with our telecom eyewear, which we anticipate will be ready for initial testing by the end of 2012. These new lenses would be able to be secured into place and removed at the user’s convenience;

•
We expect that additional purchase orders for the telecom eyewear will be received in the next few months as Qmadix continues to feature the eyewear and discussions with interested retailers are completed;

•
We have one patent application pending in the United States.  We received comments from the United States Patent and Trademark Office (PTO) on January 26, 2012 and filed an amendment to the pending application on February 2, 2012.  We believe that the amendment addresses the outstanding concerns of the PTO and anticipate that the pending application may be allowed by the PTO this year.  In addition, we have made the necessary filings to allow us to file a patent application in certain European and Asian counties if our pending patent application is granted by the PTO; and

•
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

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

Year ended December 31, 2011 compared to the year ended December 31, 2010

Revenue

Revenue for the year ended December 31, 2011 was $950 as compared to $3,702 for the year ended December 31, 2010.  Sales for the year ended December 31, 2011 were primarily direct sales made to consumers on a limited trial basis. We expect to have a significant increase in revenue in 2012 as we have completed our primary research and development, the product is ready for sale, and we have entered into two distribution agreements and have requests about our product from other national marketers that have expressed interest in making purchase orders. Our cost of sales was $Nil since our sales in 2011 were from sample products previously expensed, netting us a gross profit of $950.  Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Expenses

For the years ended December 31, 2011 and 2010, general and administrative expenses totaled $455,113 and $1,056,239, respectively, representing a year to year decrease of $601,126.  The primary decease in our general and administrative expenses was stock based (non-cash) compensation expense of $746,740 for the year ended December 31, 2010 compared to $220,057 for the year ended December 31, 2011, a decrease of $526,683.  Of the $746,740 stock based (non-cash) compensation expense incurred in 2010, $619,753 represented the fair value of granted options, which were issued and then canceled in 2010.

In addition, included in general and administrative expenses for the years ended December 31, 2011 and 2010 were professional fees totaling $90,301 and $137,196, respectively.  The decrease in accounting and legal professional fees of $46,895 resulted from reduced accounting and legal fees related to our public sector activity, as we filed a registration statement in 2010. .

Other Income and Expenses

We incurred interest expense of $5,079 and $13,497 for the years ended December 31, 2011 and 2010, respectively.  The reduction is due to lower related party debt obligations resulting in less incurred interest.

Interest income was $562 and $364 for the years ended December 31, 2011 and 2010, respectively. Changes in interest income is a result of higher carrying balances in our interest bearing accounts coupled with interest rate changes paid on those balances from year to year.

For the year ended December 31, 2010, we incurred $39,545 in derivative instrument expense, compared to $Nil during the year ended December 31, 2011. The derivative instrument expense during 2010 was a result of the adjustments in our obligation under a shareholder anti-dilution agreement, which we were required to treat as a derivative instrument.  During the fourth quarter of 2010, we issued 225,204 shares of our common stock in full and final settlement of our obligation under the anti-dilution agreement.

Net Loss

For the year ended December 31, 2011, we incurred a net loss of $459,373 ($0.06 per share of common stock) as a result of the foregoing, compared to a net loss of $1,108,908 ($0.20 per share of common stock) for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital of $79,745. For the year ended December 31, 2011, we used $249,818 in cash in operating activities and $4,071 in investing activities. Cash provided by financing activities totaled $304,958, primarily from the issuance of Class A common stock, net with repayment of shareholder loans and Class A common stock repurchase.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.  For the year ended December 31, 2011, we sold an aggregate of 910,732 shares of our Class A common stock for $329,958.  Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008 (which rights terminated in 2010), our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

On March 12, 2012, we sold 960,000 shares of our common stock for cash proceeds of $350,000.  As a result, we have sufficient funds to conduct our proposed operations for at least 12 months.  We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We anticipate that, as necessary, we will continue to raise additional funds through the sale of securities. During the year ended December 31, 2011, we raised $329,958 from the sale of securities compared with $294,100 for the year ended December 31, 2010.  The private placements that occurred since January 2011 were with accredited investors that contacted us, either because they previously invested with us or were referred to us by word of mouth from existing investors.  For each private placement, we negotiate the price per share with such potential investor, based upon the amount of money the potential investor desires to invest and recent trading activity and price of our common stock.  Other than one significant investor who received anti-dilution protection (which protection terminated in 2010) and the purchase price per share, we have not granted any investors any sort of different terms in our private placements.

 Other than possible family relationships between the existing and new investors, we are not aware of any material relationships between new and existing investors. We have not engaged in any sort of solicitation of potential investors.  None of our advisors or consultants have been involved in any sort of fundraising activities on our behalf.

As of December 31, 2011, we had working capital of approximately $80,000.  We currently use about $20,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will increase to $30,000 per month by the end of the 2012, as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at approximately three to five industry trade shows and events.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We may seek additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Loans payable, due on demand, interest at 10%	$18,486	$38,486
Accrued interest	33,441	28,362
	$51,927	$66,848

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Development Stage Company

During the year ended December 31, 2011, we transitioned from a development stage enterprise to an operating company, as our manufacturing partner, Samsin USA, began producing the telecom eyewear product for delivery to a consumer-retail distributor for resale. We recognize revenue when the product is sold and shipped by the distributor.  The consumer-retail model of the eyewear is being sold through print and online advertising.

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

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGY TELECOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Energy Telecom, Inc.

We have audited the accompanying balance sheets of Energy Telecom, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Energy Telecom, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered loss from operations and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 15, 2012

ENERGY TELECOM, INC.
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$138,712	$87,643
Total current assets	138,712	87,643

Property and equipment, net	3,378	-

Total assets	$142,090	$87,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,481	$51,676
Stockholder notes payable	18,486	38,486

Total current liabilities	58,967	90,162

STOCKHOLDERS' EQUITY (DEFICIENCY)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 7,432,748 and 6,282,239 shares issued and outstanding as of December 31, 2011 and 2010, respectively	743	628
Class B common stock, no par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding as of December 31, 2011 and 2010	-	-
Additional paid in capital	4,989,537	4,444,637
Accumulated deficit	(4,907,157)	(4,447,784)
Total stockholders' equity (deficiency)	83,123	(2,519)

Total liabilities and stockholders' equity (deficiency)	$142,090	$87,643

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010
REVENUE:
Sales	$950	$3,702
Royalties	-	-
Total revenue	950	3,702

COST OF GOODS SOLD	-	3,693

Gross profit	950	9

OPERATING EXPENSES:
Selling, general and administrative expenses	455,113	1,056,239
Depreciation	693	-
Total operating expenses:	455,806	1,056,239

Loss from operations	(454,856)	(1,056,230)

OTHER INCOME (EXPENSE):
Interest income	562	364
Interest expense	(5,079)	(13,497)
Loss on change in fair value of derivative liability	-	(39,545)

Total other income (expense):	(4,517)	(52,678)

Net loss before provision for income taxes	(459,373)	(1,108,908)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET LOSS	$(459,373)	$(1,108,908)

Net loss per common share, basic and fully diluted	$(0.06)	$(0.20)

Weighted average number of common shares outstanding, basic and fully diluted	7,109,592	5,578,344

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR TWO YEARS ENDED DECEMBER 31, 2011

							Total
					Additional		Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2009	5,087,145	$509	200,000	$-	$3,271,314	$(3,338,876)	$(67,053)
Sale of Common stock	636,212	64	-	-	294,036	-	294,100
Common stock issued for services rendered	145,564	14	-	-	126,973	-	126,987
Increase in derivative liability under anti-dilution agreement	-	-	-	-	(159,901)	-	(159,901)
Mark to market of derivative instrument	-	-	-	-	39,545	-	39,545
Common stock issued previously classified to be issued	2,000	-	-	-	-	-	-
Common stock issued in connection with assumption of debt by shareholder	186,114	19	-	-	93,038	-	93,057
Common stock issued pursuant to stockholder anti-dilution provision	225,204	22	-	-	159,879	-	159,901
Share based compensation	-	-	-	-	619,753	-	619,753
Net loss	-	-	-	-	-	(1,108,908)	(1,108,908)
Balance, December 31, 2010	6,282,239	$628	200,000	$-	$4,444,637	$(4,447,784)	$(2,519)
Sale of common stock	910,732	91	-	-	329,867	-	329,958
Repurchase and cancelation of common stock	(667)	-	-	-	(5,000)	-	(5,000)
Common stock issued for services rendered	90,444	9	-	-	68,548	-	68,557
Common stock issued for officer compensation	150,000	15	-	-	151,485	-	151,500
Net loss	-	-	-	-	-	(459,373)	(459,373)
Balance, December 31, 2011	7,432,748	$743	200,000	$-	$4,989,537	$(4,907,157)	$83,123

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(459,373)	$(1,108,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	693	-
Common stock issued for services rendered	68,557	126,987
Common stock issued for officer compensation	151,500	-
Loss on change in fair value of derivative liability	-	39,545
Share based compensation	-	619,753
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(11,195)	36,811
Net cash used in operating activities	(249,818)	(285,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,071)	-
Net cash used in investing activities	(4,071)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	329,958	294,100
Purchase and cancelation of Company's common stock	(5,000)	-
Repayments of shareholder loans	(20,000)	(3,000)
Net cash provided by financing activities	304,958	291,100

Net increase in cash	51,069	5,288

Cash beginning of period	87,643	82,355
Cash end of period	$138,712	$87,643

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing activities:
Common stock issued pursuant to stock holder anti-dilution provision	$-	$159,901
Common stock issued to shareholder on assumption of debt obligations and accrued interest	$-	$93,057

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Energy Telecom, Inc. (the "Company") was incorporated under the laws of the State of Florida as The Energy Corp.  On April 24, 2004, the Company changed its name to Energy Telecom, Inc. The Company is an intellectual property exploitation company planning to provide patent protection to its manufacturing business partners so the Company may manufacture, market, distribute and sell worldwide a family of eyewear products delivering a full range of audio and optical information to mobile workers and recreational eyewear users.  The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product.  The Company’s Class A common stock trades from time to time on the over-the-counter-bulletin-board ("OTCBB") under the symbol “ENRG.OB”.

During 2011, the Company transitioned from a development stage enterprise to an operating company, as the Company’s manufacturing partner, Samsin USA, begin producing there telecom eyewear product for delivery to Qmadix, a consumer-retail distributor, for resale.  The consumer-retail model of the eyewear is being sold through print and online advertising, by Brookstone, and other online retailers, such as Abe’s of Maine, through their own online retail channel and online stores at Amazon.com. As such, the Company began recognizing revenues from sales of their product in the third quarter of 2011.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has an accumulated deficit as of December 31, 2011 totaling approximately $4,907,000.  Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated or raise additional capital on satisfactory terms.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risks

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Revenue recognized in the year ended December 31, 2011 included to sales of product which had previously been expensed and used as sample units of $950; therefore, there is no cost of goods associated with these sales.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2011 and 2010, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Share-Based Compensation

The Company follows the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) using the modified-prospective transition method. Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.  The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC 718- 10 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur research and development expenses for the years ended December 31, 2011 and 2010.

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

Accounting for changes in the fair value of the derivative instrument depends on whether the derivative qualifies as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2011 and 2010, the Company did not have any derivative instruments that were designated as hedges.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are recognized, net of a valuation allowance, for the estimated future tax effects of deductible temporary differences and tax credit carry-forwards.  A valuation allowance against deferred tax assets is recorded when, and if, based upon available evidence, it is more likely than not that some or all deferred tax assets will not be realized.

There are no unrecognized tax benefits at December 31, 2011 and 2010. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interests or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the year.  The Company has determined it has no uncertain tax positions at December 31, 2011. Currently, the Company’s federal and state income tax returns for the years 2008-2010 remain open to inspection by the IRS and various state taxing authorities.  The Company believes that it has appropriate support for income tax positions taken in its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2011 and 2010.

Segment information

The Company has one operating segment.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

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

For the year ended December 31, 2010, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in certain shareholder agreements which was settled in November 2010 and valued using level 3 inputs.  The carrying amounts of the Company's other assets and liabilities approximate fair value as of December 31, 2011 and 2010.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 5 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2011 and 2010:

	2011	2010
Loans payable, due on demand, interest at 10%	$18,486	$38,486
Accrued interest	33,441	28,362
	$51,927	$66,848

The Company recognized interest expense associated with the loans of $5,079 and $5,589 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 — DERIVATIVE INSTRUMENT

The Company entered into three separate Class A common stock purchase agreements with an investor.  Under the terms of the agreements, the percentage of the Company’s Class A common stock issued to the investor, as determined based upon the total shares issued on the date of agreement, shall remain unchanged until such time as the Company registers its common stock with the Securities and Exchange Commission (the “Anti-Dilution Feature”).  As further described in Note 3, under the authoritative guidance in FASB ASC 815 adopted on January 1, 2009, the Anti-Dilution Feature could result in a modification of the price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option.  The Company has therefore accounted for the Anti-Dilution Feature as a derivative instrument carried at fair value, which requires mark-to-market as of the end of each reporting period.

The following table summarizes the derivative instrument activity for the period from January 1, 2010 through December 31, 2011:

Derivative instrument, January 1, 2010	$20,000
Increases in shares due to investor under anti-dilution agreements resulting from issuance of additional shares of common stock	(140,356)
Mark-to-market adjustment	(39,545)
Settlement of anti-dilution agreements upon effectiveness of the Company's registration statement	159,901
Derivative instrument, December 31, 2010 and 2011	$-0-

The fair value of the derivative instrument is determined using the fair value per share of the common stock due to/from the investor as of the end of each reporting date.  The Company recognized derivative instrument expense totaling $-0- and $39,545 for the years ended December 31, 2011 and 2010, respectively.

On October 4, 2010, upon receipt of notification of the effectiveness of the Company's registration statement from the SEC, the Company determined the final balance of shares due under the anti-dilution agreements and on November 8, 2010, the Company issued 225,204 shares of common stock in full and final settlement.

NOTE 7 — PROMISSORY NOTES

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 7 — PROMISSORY NOTES (continued)

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

The Company recognized interest expense relating to promissory notes totaling $0 and $7,908 for the year ended December 31, 2011 and 2010, respectively.

NOTE 8 — STOCKHOLDERS’ EQUITY

Recapitalizations

On June 2, 2010, the Company filed amended articles of incorporation with the Secretary of the State of Florida to effect a 1:5 reverse split of its common stock, which amendment was effective as of June 28, 2010. All share and per share amounts contained in these audited financial statements have been adjusted to reflect the effects of the aforementioned stock splits in accordance with ASC 260.

As of December 31, 2011 and 2010, 7,432,748 and 6,282,239 shares of Class A common stock, respectively, and 200,000 shares of Class B common stock were issued and outstanding.

Private placements

During the year ended December 31, 2011 and 2010 the Company completed private placements of 910,732 and 636,212 shares of Class A common stock and has received proceeds totaling $329,958 and $294,100, respectively.

As described in Note 6, the Company had an agreement with an investor who purchased shares of Class A common stock whereby the investor’s ownership percentage was to remain fixed until such time as the Company registers its Class A shares under the Securities Exchange Act of 1933. On November 8, 2010, the Company issued 225,204 shares of its common stock in full and final settlement of the agreements.

Shares Repurchased

During the year ended December 31, 2011, the Company re-acquired and canceled 667 shares of its Class A common stock for $5,000.

Shares Issued as Compensation

During the year ended December 31, 2011, the Company issued 150,000 shares of Class A common stock as officer compensation with a fair value totaling $151,500.

Shares issued to consultants

During the year ended December 31, 2011 and 2010, the Company issued 90,444 and 145,564 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $68,557 and $126,987, respectively.

Shares issued upon assumption of debt

As described in Note 7, on July 22, 2010, the Company entered into an assignment and assumption agreement with its President and Chief Executive Officer, who is also a majority shareholder, pursuant to which the President and Chief Executive Officer agreed to assume the rights, duties and obligations for payment of outstanding promissory notes that the Company owed to certain lenders. The total amount of the outstanding notes as of July 22, 2010, including accrued interest, were $93,057 and the Company agreed to issue its President and Chief Executive Officer 186,114 shares of its common stock in consideration for the assumption of such liabilities.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 9 — STOCK OPTIONS

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

During the year ended December 31, 2011, the Company did not grant any options

The following table summarizes the stock option activity for the years ended December 31, 2011 and 2010:

	Shares	Weighted- Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	1,500,000	1.02
Exercised	-	-
Forfeited or expired	-	-
Canceled	(1,500,000)	(1.02)
Balance at December 31, 2010	-	-
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, at December 31, 2011	-	$-

Vested and exercisable at December 31, 2011	-	-

Weighted average remaining contractual term (in years)	-
Intrinsic value:
Outstanding	$-
Exercisable	$-

Aggregate intrinsic value represents the difference between the fair value of the Company's common stock on the last day of the reporting period, and the exercise price multiplied by the number of the options outstanding.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 — INCOME TAXES

At December 31, 2011, the Company had accumulated taxable losses of approximately $1,459,000 available to offset future taxable income, if any, which begin to expire in 2025.

The actual provision for income taxes differs from the amount computed by applying the federal statutory rate to losses before income taxes at December 31, 2011 and 2010, as follows:

	2011	2010
Federal income taxes at statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(3.6)	(3.6)
Permanent differences	22.4	22.4
Valuation allowance	15.2%	15.2%

The components of the net deferred tax asset (liability) at December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating losses	$524,000	$489,000
Valuation allowance	(524,000)	(489,000)
Net deferred tax assets	$-	$-

The Company evaluates a variety of factors in determining the amount of the deferred income taxes to be recognized, including the Company’s earnings history. As of December 31, 2011 and 2010, the Company has fully reserved the value of its deferred tax assets as it cannot determine that the ultimate realization of those assets is more likely than not.

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

NOTE 12— RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $1,750 (increased to $2,750 from August 2011) on a month-to-month basis. Total rent expense for the year ended December 31, 2011 and 2010 was $26,000 and $21,000, respectively.

As discussed in Note 5, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand. During the year ended December 31, 2011, the Company paid an aggregate of $20,000 as partial payment against the notes.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 13 — CONCENTRATIONS

The Company’s revenues earned from sale of products and services for the year ended December 31, 2011 included an aggregate of 100% from one customer of the Company's total revenues.  One vendor accounted for 15% of the Company's total accounts payable and accrued expenses at December 31, 2011.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2010 included an aggregate of 37.6% from one customer of the Company's total revenues. One vendor accounted for 41.1% of the Company's total accounts payable and accrued expenses at December 31, 2010.

NOTE 14 — DEPENDENCY ON KEY MANAGEMENT

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

NOTE 15 — SUBSEQUENT EVENTS

On January 24, 2012, the Company issued an aggregate of 10,000 shares of its Class A common stock to two consultants in exchange for services rendered valued at $7,400.

On February 28, 2012, the Company issued an aggregate of 10,000 shares of its Class A common stock to two consultants in exchange for services rendered valued at $7,400.

On March 2, 2012, the Company completed a private placement of 960,000 shares of Class A common stock and has received proceeds totaling $350,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2012 to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside accounting consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. On December 19, 2011, Ronny Halperin resigned as our Chief Financial Officer for personal reasons.  As a result of Mr. Halperin’s resignation, we only have one officer, which is Thomas Rickards.   Other than the resignation of Mr. Halperin, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 for the reasons discussed above.

This annual report does not include an attestation report by RBSM LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our sole director and executive officer and his age, titles, and biography as of December 31, 2011 are set forth below:

NAME	AGE	OFFICES HELD
Thomas Rickards	63	Chief Executive Officer and Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Thomas Rickards has been our Chief Executive Officer and a member of the Board of Directors since founding Energy Telecom in 1993. Mr. Rickards has more than twenty-five years of experience in the research, development, and exploitation of state-of-the-art manufacturing and technology-related intellectual property. Mr. Rickards was educated at Mercer University in Macon, GA, and after managing the physical testing section of Pittsburgh Testing Laboratory in Miami, Florida for ten years, independently applied his engineering experience in hundreds of major manufacturing plants around the world.  Mr. Rickards has traveled worldwide, designing and implementing several types of process control equipment/systems.

Among his numerous credits, Mr. Rickards is the original designer of several high speed, intelligent continuous-web control systems, and, industrial information transfer systems. Mr. Rickards is the inventor of record on numerous patents in the United States and other countries. Mr. Rickards is a member of the GAVI Alliance, a global health alliance, a member of the Chief Executive Officer group, and a member of the Chairmen and Chairwomen of the Board group. Mr. Rickards was selected to serve as a director due to his deep familiarity with our business, his history as the founder of our company and developer of our patents and his extensive entrepreneurial background.

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

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Owner Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics/Business Conduct Policy

We intend to adopt a Code of Business Conduct and Ethics in the future when we have additional officers, directors and/or employees that will apply to all of our directors, officers, employees and consultants.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Rickards, CEO	2011	$36,000	--	$151,500	(a)	--	--	--	$7,200	(b)	$194,700
	2010	$36,000	--	--		--	--	--	--		$36,000

(a)  Pursuant to the employment agreement, Mr. Rickards received an aggregate of 150,000 shares of the Company's Class A common stock.
(b)  Mr. Rickards received an automobile allowance of $7,200 ($600 per month) for business use of his personal automobile.

Option/SAR Grants in Fiscal Year Ended December 31, 2011

None.

Stock Option Plans

None.

Employment Agreements

On May 3, 2011, we entered into an employment agreement with Thomas Rickards to serve as our President and Chief Executive Officer.  The agreement is effective as of May 1, 2011 and has a term of one year.  The base salary under the agreement is $36,000, which is subject to an increase by the mutual agreement of us and Mr. Rickards, not to exceed $50,000 per annum.  Mr. Rickards shall also receive 200,000 shares of our class A common stock.  In addition, Mr. Rickards is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Director Compensation

None.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 13, 2012:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Thomas Rickards	Class A Common Stock	2,310,138 (4)	27.46%

All Officers and Directors As a Group (1 person)	Class A Common Stock	2,310,138 (4)	27.46%

John Babikian (5)	Class A Common Stock	954,967	11.35%

George Bickerstaff (6)	Class A Common Stock	540,657	6.42%

Robert Kalfayan (7)	Class A Common Stock	460,000	5.47%

Thomas Rickards	Class B Common Stock	200,000	100%
__________
* Less than 1%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 13, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 8,412,748 shares of class A common stock and 200,000 shares of class B common stock issued and outstanding as of March 13, 2012.

(4)  Does not include the shares of class B common stock, which are entitled to 10 votes per share.

(5)   Mailing address is 10332 Rue Paul Comtois 1004, Montreal, Quebec Canada H4N 3B5.

(6)   Mailing address is c/o CRT Investment Banking LLC, 262 Harbor Drive, 3rd Floor, Stamford, Connecticut 06902.

(7)   Mailing address is 4562 Dutrisac, Laval, Quebec Canada H7W 5M5.

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

We have an operating lease agreement for office space with our Chief Executive Officer and sole director who has agreed to sublet space to us for a fixed fee on a month-to-month basis, which was $1,750 a month through July 2011 and $2,750 a month since August 2011. Total rent expense for the years ended December 31, 2011 and 2010 was $26,000 and $21,000, respectively.

We have received financing from Thomas Rickards. The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2011 and 2010:

	2011	2010
Loans payable, due on demand, interest at 10%	$18,486	$38,486
Accrued interest	33,441	28,362
	$51,927	$66,848

We recognized interest expense associated with the loans of $5,079 and $5,589 for the years ended December 31, 2011 and 2010, respectively.

On July 22, 2010, we entered into an assignment and assumption agreement with Mr. Rickards, pursuant to which Mr. Rickards agreed to assume the rights, duties and obligations for payment of outstanding promissory notes that we owed to Sami A. Issa and Hopkins Carter Marine Hardware. The total amount of the outstanding notes as of July 22, 2010, including accrued interest, were $93,057 and we agreed to issue Mr. Rickards 186,114 shares of our Class A common stock in consideration for Mr. Rickards assumption of such liabilities, of which, 116,798 shares were issued on July 23, 2010 and 69,316 shares were issued on August 10, 2010.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $63,075 and $77,643, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2011 and 2010.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2011 and 2010.

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

10.10
Purchase Order issued by Energy Telecom to Samsin USA, dated June 30, 2010, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on September 27, 2010 and incorporated herein by reference. †

10.11
Assignment and Assumption Agreement, dated as of July 22, 2010, by and between Energy Telecom, Inc. and Thomas Rickards, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on August 9, 2010 and incorporated herein by reference.

10.12
Contract Distributer Sales Agreement, dated as of July 30, 2010, by and between Energy Telecom, Inc. and Tolson Uniforms LLC, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Commission on August 9, 2010 and incorporated herein by reference.  †

10.13
Rescission of Executive Agreement, dated as of December 2, 2010, by and between Energy Telecom, Inc. and Thomas Rickards, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 10, 2011 and incorporated herein by reference.

10.14
Rescission of Consulting Agreement, dated as of December 2, 2010, by and between Energy Telecom, Inc. and Ronny Halperin, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 10, 2011 and incorporated herein by reference.

10.15
Employment Agreement, dated as of May 1, 2011, by and between Energy Telecom, Inc. and Thomas Rickards, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 4, 2011 and incorporated herein by reference.

10.16
Distributor Agreement, dated January 27, 2012 and effective as of February 21, 2012, by and between Energy Telecom, Inc. and Honeywell International Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 27, 2012 and incorporated herein by reference.

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

ENERGY TELECOM, INC.

Date: March 16, 2012	By: /s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ THOMAS RICKARDS Thomas Rickards	Director	March 16, 2012