Form 10-Q
period 2012-03-31
Energy Telecom, Inc.
filed 2012-05-04
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 3, 2012, there were 8,495,248 and 200,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$416,218	$138,712
Accounts receivable, net	11,440	-
Total current assets	427,658	138,712

Property and equipment, net	4,710	3,378

Total assets	$432,368	$142,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$70,036	$40,481
Stockholder notes payable	18,486	18,486

Total current liabilities	88,522	58,967

STOCKHOLDERS' EQUITY
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,432,748 and 7,432,748 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	843	743
Class B common stock, no par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Additional paid in capital	5,417,592	4,989,537
Accumulated deficit	(5,074,589)	(4,907,157)
Total stockholders' equity	343,846	83,123

Total liabilities and stockholders' equity	$432,368	$142,090

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2012	2011
REVENUE:
Sales	$13,719	$950
Royalties	3,032	-
Total revenue	16,751	950

COST OF GOODS SOLD	11,217	-

Gross profit	5,534	950

OPERATING EXPENSES:
Selling, general and administrative expenses	171,431	93,292
Depreciation	310	-
Total operating expenses:	171,741	93,292

Loss from operations	(166,207)	(92,342)

OTHER INCOME (EXPENSE):
Interest income	70	80
Interest expense	(1,295)	(1,355)

Total other income (expense):	(1,225)	(1,275)

Net loss before provision for income taxes	(167,432)	(93,617)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET LOSS	$(167,432)	$(93,617)

Net loss per common share, basic and fully diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	7,645,825	6,678,841

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(unaudited)

							Total
					Additional		Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2011	7,432,748	$743	200,000	$-	$4,989,537	$(4,907,157)	$83,123
Sale of common stock	960,000	96	-	-	349,694	-	349,790
Common stock issued for services rendered	40,000	4	-	-	27,861	-	27,865
Common stock issuable as officer compensation	-	-	-	-	50,500	-	50,500
Net loss	-	-	-	-	-	(167,432)	(167,432)
Balance, March 31, 2012	8,432,748	$843	200,000	$-	$5,417,592	$(5,074,589)	$343,846

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,432)	$(93,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	310	-
Common stock issued for services rendered	27,865	15,600
Common stock issuable for officer compensation	50,500	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,440)	-
Increase (decrease) in accounts payable and accrued liabilities	29,555	(1,601)
Net cash used in operating activities	(70,642)	(79,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,642)	-
Net cash used in investing activities	(1,642)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	349,790	209,958
Repayments of shareholder loans	-	(20,000)
Net cash provided by financing activities	349,790	189,958

Net increase in cash	277,506	110,340

Cash beginning of period	138,712	87,643
Cash end of period	$416,218	$197,983

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
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

During year ended December 31, 2011, the Company transitioned from a development stage enterprise to an operating company, as the Company’s manufacturing partner, Samsin USA, began producing the telecom eyewear product for delivery to a consumer-retail distributor for resale. The Company recognizes revenue when the product is sold and shipped by the distributor.  The consumer-retail model of the eyewear is being sold through print and online advertising.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2011 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2011.

NOTE 2 — LIQUIDITY

The Company transitioned from a development stage enterprise in 2011.  As of March 31, 2012 upon completion of the sale of the Company's common stock, the Company's working capital was $339,136.   Management believes that the Company will continue to develop its business plan which will allow the Company to continue to improve its working capital and has sufficient capital resources to meet projected cash flow requirements through March 2013.  However, there can be no assurance that the Company will be successful  completing its business development plan.

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

 Revenue recognized in the three months ended March 31, 2012 relate to sales of product of $13,719 and royalties earned of $3,032.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
(unaudited)

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

NET LOSS PER COMMON SHARE

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2012 and 2011.

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
(unaudited)

The following table summarizes stockholder notes payable as of March 31, 2012 (unaudited) and December 31, 2011:

	March 31, 2012	December 31, 2011
Loans payable, due on demand, interest at 10%	$18,486	$18,486
Accrued interest	34,736	33,441
	$53,222	$51,927

The Company recognized interest expense associated with the notes of $1,295 and $1,355 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENTS

During the three months ended March 31, 2012, the Company completed private placements of 960,000 shares of Class A common stock and has received proceeds totaling $349,790.

SHARES ISSUED TO CONSULTANTS

During the three months ended March 31, 2012, the Company issued an aggregate of 40,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $27,865.

SHARES ISSUABLE AS COMPENSATION

During the three months ended March 31, 2012, the Company was obligated under an employment contract to issue 50,000 shares of Class A common stock as officer compensation with a fair value totaling $50,500 (see below).

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

NOTE 8— RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,750 on a month-to-month basis. Total rent expense for the three months ended March 31, 2012 and 2011 was $8,250 and $5,250, respectively.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
(unaudited)

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

NOTE 10 — SUBSEQUENT EVENTS

On April 25, 2012, the Company issued an aggregate of 12,500 shares of its Class A common stock to two consultants in exchange for services rendered at $8,750.

On April 30, 2012, the Company issued 50,000 shares of its common stock as officer compensation pursuant to an employment contract at $50,500.

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

●
Police and fire rescue, security services and military: To protect the eyes and ears during the use of firearms, explosives and other weaponry, to provide hands-free communication among personnel and allow for real-time viewing of intelligence;

●	Manufacturing: To protect workers from plant hazards such as industrial noise and flying particles that may cause eye injuries; and

●	Construction, Mining and Logging Operations: To protect workers from airborne dust and debris and construction equipment noise and to provide two-way, instant communication.

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

●
Qmadix presented our eyewear at the Consumer Electronics Show in Las Vegas, Nevada in January 2012. At the show, Qmadix presented the ready-to-market eyewear to various cellular network and cellular retail suppliers which expressed interest in selling the eyewear for business-to-business commercial customers;

●
In an effort to proactively protect our intellectual property rights and to explore the possibility of strategic relationships, we recently contacted several global entertainment and communication companies showing interest in music, voice communication and gaming eyewear.  Our utility patents provide exclusive rights for the use of integrated telecommunication eyewear, and we believe that these companies will be unable to develop products without entering into some sort of cooperation or licensing agreement with us;

●
Samsin Innotec and Samsin USA are developing samples of polarized and 3D eyewear lenses for use with our telecom eyewear, which we anticipate will be ready for initial testing by the end of 2012. These new lenses would be able to be secured into place and removed at the user’s convenience;

●
We expect that additional purchase orders for the telecom eyewear will be received in the next few months as Qmadix continues to feature the eyewear and discussions with interested retailers are completed;

●
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

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue

We generated $16,751 in revenues for the three months ended March 31, 2012 as compared to $950 for the three months ended March 31, 2011. Revenue for three months ended March 31, 2012 was comprised of sales of $13,719 and earned royalties of $3,032 as compared to $950 in sales made to customers on a limited basis for the same period last year. The primary increase in revenue was the result of our sales by a distribution partner in the personal protective equipment market. We expect to see further significant increases in revenue in 2012 as our primary research and development is completed, the product is ready for sale, and we have entered into two distribution agreements and have requests about our product from other national marketers that have expressed interest in making purchase orders.

Cost of goods sold

Cost of goods sold for the three months ended March 31, 2012 were $11,217 as compared to $-0- for the same period last year.  Sales for the three months ended March 31, 2011 were from sample inventories previously expensed in prior periods.  Gross profit for the three months ended March 31, 2012 was $5,534 compared to $950 for the same period last year.

Expenses

For the three months ended March 31, 2012 and 2011, selling, general and administrative expenses totaled $171,431 and $93,292, respectively.

           A summary comparison for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
Professional fees	$78,759	$55,253
Office and utilities	14,747	12,570
Travel and promotion	4,517	5,971
Salaries and related taxes	9,902	9,817
Equity based compensation	50,500	-
Patents and trademarks	12,971	6,651
Other	35	3,030
Total	$171,431	$93,292

The primary increase in selling, general and administrative is due to share based compensation for the three months ended March 31, 2012 of $50,500 as compared to nil for the same period last year, an increase of $50,500, our profession fees increased from $55,253 for the three months ended March 31,2011 to $78,759 for the current period, an increase of $23,506, and our patent and trademark expenses increased $6,320  to $12,971 for the three months ended March 31, 2012 as compared to $6,651 for the same period last year.

Depreciation

Deprecation for the three months ended March 31, 2012 as $310 as compared to nil for the same period last year.  Subsequent to March 31, 2011 and in 2012, we acquired office furniture and equipment.

Other Income and Expenses

For the three months ended March 31, 2012, we incurred $1,295 in interest expense which was offset by $70 in interest income compared to $1,355 in interest expense which was offset by $80 in interest income for the three months ended March 31, 2011.

Interest expense decreased by $60, primarily due to reduction in notes payable in 2011.

Net Loss

For the three months ended March 31, 2012, we incurred a net loss of $167,432 ($0.02 per share of common stock) as a result of the foregoing, compared to a net loss of $93,617 ($0.01 per share of common stock) for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $339,136.  For the three months ended March 31, 2012, we generated a net cash flow deficit from operating activities of $70,642 consisting primarily of a year to date loss of $167,432.  Non cash adjustments included $310 for depreciation, $78,365 for share based compensation and an increase in accounts payable and accrued liabilities of $29,555 offset by an increase in accounts receivable of $11,440.  Cash used in investing activities totaled $1,642 from the purchase of property and equipment. Cash provided by financing activities totaled $349,790 from the sale of common stock. From time to time since our formation in 1993, we have sold shares to investors in private placement transactions. For the three months ended March 31, 2012, we sold an aggregate of 960,000 shares of our common stock for $349,790 in two different transactions. Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

On March 12, 2012, we sold 960,000 shares of our common stock for cash proceeds of approximately $350,000.  As a result, we have sufficient funds to conduct our proposed operations for at least 12 months.  We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We anticipate that, as necessary, we will continue to raise additional funds through the sale of securities. During the year ended December 31, 2011, we raised $329,958 from the sale of securities compared with $294,100 for the year ended December 31, 2010.  The private placements that occurred since January 2011 were with accredited investors that contacted us, either because they previously invested with us or were referred to us by word of mouth from existing investors.  For each private placement, we negotiate the price per share with such potential investor, based upon the amount of money the potential investor desires to invest and recent trading activity and price of our common stock.  Other than one significant investor who received anti-dilution protection (which protection terminated in 2010) and the purchase price per share, we have not granted any investors any sort of different terms in our private placements.

 Other than possible family relationships between the existing and new investors, we are not aware of any material relationships between new and existing investors. We have not engaged in any sort of solicitation of potential investors. None of our advisors or consultants have been involved in any sort of fundraising activities on our behalf.

As of March 31, 2012, we had working capital of $339,136. At our current rate, we use about $23,500 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development),  research and development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will increase to $30,000 per month by the end of the 2012, as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at approximately three to five industry trade shows and events.

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

The following table summarizes stockholder notes payable as of March 31, 2012 (unaudited) and December 31, 2011:

	March 31, 2012	December 31, 2011
Loans payable, due on demand, interest at 10%	$18,486	$18,486
Accrued interest	34,736	33,441
	$53,222	$51,927

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

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2012 and 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2012, we sold 960,000 shares of our Class A common stock for cash proceeds of $349,790.  The shares were issued in a transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

During the three month period ended March 31, 2012, we issued an aggregate of 40,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $27,865. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

Item 4. Mine Safety Disclosures.

None.

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

ENERGY TELECOM, INC.

Date: May 4, 2012	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)