Form 10-Q
period 2012-06-30
Energy Telecom, Inc.
filed 2012-08-14
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 13, 2012, there were 8,618,581 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

		Condensed statements of operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	4

		Condensed statement of changes in stockholders’ equity for the six months ended June 30, 2012 (unaudited)	5

		Condensed statements of cash flows for the six months ended June 30, 2012 and 2011 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-10

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	ITEM 4.	Controls and Procedures	17-18

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	19

	ITEM 1A.	Risk Factors	19

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	ITEM 3.	Defaults Upon Senior Securities	19

	ITEM 4.	Mine Safety Disclosures	19

	ITEM 5.	Other Information	19

	ITEM 6.	Exhibits	19

	SIGNATURES		20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$251,126	$138,712
Accounts receivable, net	11,440	-
Prepaid expenses	31,000	-
Total current assets	293,566	138,712

Property and equipment, net	4,309	3,378

Total assets	$297,875	$142,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$61,339	$40,481
Stockholder notes payable	13,486	18,486

Total current liabilities	74,825	58,967

STOCKHOLDERS' EQUITY
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,603,581 and 7,432,748 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	860	743
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 and 200,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	300,000	-
Additional paid in capital	5,490,075	4,989,537
Accumulated deficit	(5,567,885)	(4,907,157)
Total stockholders' equity	223,050	83,123

Total liabilities and stockholders' equity	$297,875	$142,090

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUE:
Sales	$-	$-	$13,719	$950
Royalties	-	-	3,032	-
Total revenue	-	-	16,751	950

COST OF GOODS SOLD	-	-	11,217	-

Gross profit	-	-	5,534	950

OPERATING EXPENSES:
Selling, general and administrative expenses	491,714	139,608	663,145	232,900
Depreciation	401	-	711	-
Total operating expenses:	492,115	139,608	663,856	232,900

Loss from operations	(492,115)	(139,608)	(658,322)	(231,950)

OTHER INCOME (EXPENSE):
Interest income	121	252	191	332
Interest expense	(1,302)	(1,202)	(2,597)	(2,557)

Total other income (expense):	(1,181)	(950)	(2,406)	(2,225)

Net loss before provision for income taxes	(493,296)	(140,558)	(660,728)	(234,175)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET LOSS	$(493,296)	$(140,558)	$(660,728)	$(234,175)

Net loss per common share, basic and diluted	$(0.06)	$(0.02)	$(0.08)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	8,508,618	7,082,342	8,077,221	6,881,706

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	7,432,748	$743	200,000	$-	$4,989,537	$(4,907,157)	$83,123
Sale of common stock	960,000	96	-	-	349,694	-	349,790
Common stock issued for services rendered	77,500	8	-	-	51,358	-	51,366
Common stock issuable as officer compensation	83,333	8	-	-	68,491	-	68,499
Common stock issued as prepaid compensation	50,000	5	-	-	30,995	-	31,000
Class B common stock issued as officer compensation	-	-	400,000	300,000	-	-	300,000
Net loss	-	-	-	-	-	(660,728)	(660,728)
Balance, June 30, 2012	8,603,581	$860	600,000	$300,000	$5,490,075	$(5,567,885)	$223,050

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(660,728)	$(234,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	711	-
Common stock issued for services rendered	51,366	40,978
Common stock issuable for officer compensation	368,499	50,500
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,440)	-
Increase (decrease) in accounts payable and accrued liabilities	20,858	(8,415)
Net cash used in operating activities	(230,734)	(151,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,642)	-
Net cash used in investing activities	(1,642)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	349,790	329,958
Repayments of shareholder loans	(5,000)	(20,000)
Net cash provided by financing activities	344,790	309,958

Net increase in cash	112,414	158,846

Cash beginning of period	138,712	87,643
Cash end of period	$251,126	$246,489

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure for non-cash investing and financing activities:
Common stock issued for prepaid compensation	$31,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the six month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2011 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2011.

NOTE 2 — GOING CONCERN

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has an accumulated deficit through June 30, 2012 totaling $5,567,885. In addition, the Company’s stockholder notes payable are due on demand. If the notes were to be called, the Company may be unable to meet these obligations. Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses.

The Company’s independent registered public accounting firm, in their report dated March 15, 2012 on the Company’s financial statements as of and for the year ended December 31, 2011, have included an emphasis of matter paragraph with respect to the Company’s ability to continue as a going concern. The existence of such a report may adversely affect the Company’s stock price and its ability to raise capital. Further, no assurance can be given that the Company will maintain its cost structure as presently contemplated or raise additional capital on satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company seeks to sell authorized but unissued shares to the extent available and to obtain debt financing to generate cash to cover short-falls in working capital as it continues to develop its products and operations. The Company expects that as sales volume increases, operations will generate working capital sufficient to allow it to continue as a going concern.

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
(unaudited)

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

 Revenue recognized in the six months ended June 30, 2012 relates to sales of product of $13,719 and royalties earned of $3,032.

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

NET LOSS PER COMMON SHARE

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and months ended June 30, 2012 and 2011.

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
(unaudited)

NOTE 5 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder. The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

 The following table summarizes stockholder notes payable as of June 30, 2012 (unaudited) and December 31, 2011:

	June 30, 2012	December 31, 2011
Loans payable, due on demand, interest at 10%	$13,486	$18,486
Accrued interest	36,038	33,441
	$49,524	$51,927

The Company recognized interest expense associated with the notes of $1,302 and $2,597 for the three and six months ended June 30, 2012, respectively; and $1,202 and $2,557 for the three and six months ended June 30, 2011, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENTS

During the six months ended June 30, 2012, the Company completed private placements of 960,000 shares of Class A common stock and has received proceeds totaling $349,790.

SHARES ISSUED TO CONSULTANTS

During the six months ended June 30, 2012, the Company issued an aggregate of 77,500 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $51,366.

SHARES ISSUABLE AS COMPENSATION

During the six months ended June 30, 2012, the Company was obligated under employment contracts to issue 83,333 shares of Class A common stock as officer compensation with a fair value totaling $68,500 and 400,000 shares of Class B common stock with a fair value totaling $300,000.  The issuance of the Class B common stock represented a signing bonus, fully earned at the date of issuance.  In addition, the Company issued 50,000 shares of Class A common stock as prepaid compensation due under employment contracts with a fair value totaling $31,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT-TOM RICKARDS

On May 3, 2011, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards received an annual salary of $36,000.  In addition, Mr. Rickards received 200,000 shares of series A common stock that was paid in equal installments at the end of each calendar quarter and a $600 per month car allowance.  The employment agreement expired on May 31, 2012

On June 1, 2012, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company and (ii) 400,000 shares of class A common stock and (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties hereto shall mutually agree .  In addition, Mr. Rickards received 400,000 shares of series B common stock as a signing bonus and was fully earned upon issuance and a $600 per month car allowance.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
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

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,750 on a month-to-month basis. Total rent expense for the three and six month periods ended June 30, 2012 was $8,250 and $16,500, respectively; and $5,250 and $10,500 for the three and six month periods ended June 30, 2011, respectively.

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

NOTE 10 — SUBSEQUENT EVENTS

On July 24, 2012, the Company issued an aggregate of 15,000 shares of Class A common stock for services rendered.

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

In February 2012, we entered into a Distributor Agreement with Honeywell. Honeywell intends to start selling sell our eyewear under its branded ‘ICOM’ name in multiple European countries and UVEX branded ‘AcccoustiMaxx’ in the United States.

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

We have another  model, which is similar to the recreational model, but contains additional safety features and is intended to be marketed to the Personal Protective Equipment markets (commonly expressed as PPE) for use by police, fire, rescue, military and security personnel as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication.  We have obtained numerous certifications for our telecommunications eyewear.  We have obtained the necessary certifications to sell our product as personal protective equipment.  We contracted with Colts Laboratories, an independent testing facility that is accredited by the Safety Equipment Institute to complete and verify standards tests.

In July 2012, after several months of development, we completed the research and development of our new model 2.1 eyewear, for both the PPE and recreational markets, and approved the model for sale by our distribution partners.  It has a new internal engineering design, and used Eastman copolyester plastics, new thermoplastic elastomer softening sections, and nylon parts in strategic areas for maximum resistance to impact.  It has passed the impact requirements described by ANSI Z-87.1, and is being tested to higher impact requirements described in CAN/CSA Z94.3.

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

●
In an effort to proactively protect our intellectual property rights and to explore the possibility of strategic relationships, earlier this year, we contacted several global entertainment and communication companies showing interest in music, voice communication and gaming eyewear.  Our utility patents provide exclusive rights for the use of integrated telecommunication eyewear, and we believe that these companies will be unable to develop products without entering into some sort of cooperation or licensing agreement with us;

●
400 pairs of the model 2.1 eyewear for use in the recreational markets were manufactured in early August 2012, and are being readied for shipment to Qmadix, so they may fulfill outstanding orders from current Qmadix customers;

●
We have one patent application pending in the United States, which we have been advised will be issued by the Patent and Trademark Officer on August 14, 2012 as US Patent 8,243,973.  To better protect the rights of Energy’s manufacturing and distribution partners, we have filed Patent Cooperation Treaty patent applications in Canada, Australia, Germany, Great Britain, France, Italy, Spain, Japan, The Republic of China, and South Korea; and

●
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

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

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue

We did not generate any revenue for the three months ended June 30, 2012 and 2011.

Cost of goods sold

We did not incur any cost of goods sold for the three months ended June 30, 2012 and 2011.

Expenses

For the three months ended June 30, 2012 and 2011, selling, general and administrative expenses totaled $491,714 and $139,608, respectively.

A summary comparison for the three months ended June 30, 2012 and 2011 is as follows:

	2012	2011
Professional fees	$48,882	$51,175
Office and utilities	16,971	8,845
Travel and promotion	1,939	8,127
Salaries and related taxes	9,681	9,688
Equity based compensation	318,000	50,500
Patents, trademarks and product develop	95,472	10,580
Other	769	693
Total	$491,714	$139,608

The primary increase in selling, general and administrative is due to share based compensation for the three months ended June 30, 2012 of $318,000 as compared to $50,500 for the same period last year, an increase of $267,500.  During the three months ended June 30, 2012, we issued 400,000 shares of Class B common stock as a signing bonus to our Chief Executive Officer in connection with a new employment agreement, which was valued at $300,000 and 33,333 shares of Class A common stock in connection with the previous old employment agreement, which was valued at $18,000.  In addition, our patent and trademark expenses increased $84,892 to $95,472 for the three months ended June 30, 2012 as compared to $10,580 for the same period last year, primarily due to product development cost payment of $49,595 and patent related legal costs of $45,465.

Depreciation

Deprecation for the three months ended June 30, 2012 was $401 as compared to $nil for the same period last year.  Subsequent to June 30, 2011, we acquired office furniture and equipment.

Other Income and Expenses

For the three months ended June 30, 2012, we incurred $1,302 in interest expense which was offset by $121 in interest income compared to $1,202 in interest expense which was offset by $252 in interest income for the three months ended June 30, 2011.

Interest expense increased by $100, primarily due to compounding interest on notes payable.

Net Loss

For the three months ended June 30, 2012, we incurred a net loss of $493,296 ($0.06 per share of common stock) as a result of the foregoing, compared to a net loss of $140,558 ($0.02 per share of common stock) for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenue

We generated $16,751 in revenues for the six months ended June 30, 2012 as compared to $950 for the six months ended June 30, 2011. Revenue for six months ended June 30, 2012 was comprised of sales of $13,719 and earned royalties of $3,032 as compared to $950 in sales made to customers on a limited basis for the same period last year. The primary increase in revenue was the result of our sales by a distribution partner in the PPE market. We did not receive any revenue during the three months ended June 30, 2012, as we were working on finalizing the latest version of our eyewear.  Several hundred eyewear have been produced for deliver to a distribution partner for further delivery to its customers.  With the new version of the eyewear ready for production, we expect to see further increases in revenue in 2012 and even greater revenue in 2013. as our primary research and development is completed, the product is ready for sale, and we have entered into two distribution agreements and have requests about our product from other national marketers that have expressed interest in making purchase orders.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2012 were $11,217 as compared to $-0- for the same period last year.  Sales for the six months ended June 30, 2011 were from sample inventories previously expensed in prior periods.  Gross profit for the six months ended June 30, 2012 was $5,534 compared to $950 for the same period last year.

Expenses

For the six months ended June 30, 2012 and 2011, selling, general and administrative expenses totaled $663,145 and $232,900, respectively.

           A summary comparison for the six months ended June 30, 2012 and 2011 is as follows:

	2012	2011
Professional fees	$127,641	$106,428
Office and utilities	31,718	21,415
Travel and promotion	6,456	14,098
Salaries and related taxes	19,583	19,505
Equity based compensation	368,500	50,500
Patents and trademarks	108,443	17,231
Other	804	3,723
Total	$663,145	$232,900

The primary increase in selling, general and administrative is due to share based compensation for the six months ended June 30, 2012 of $368,500 as compared to $50,500 for the same period last year, an increase of $318,000. During the six months ended June 30, 2012, we issued 400,000 shares of Class B common stock as a signing bonus to our Chief Executive Officer in connection with a new employment agreement, which was valued at $300,000 and 83,333 shares of Class A common stock in connection with the previous old employment agreement which was valued at $68,500 compared to 50,000 Class A common stock, which was valued at $50,500 or the same period last year.  In addition, our patent and trademark expenses increased $91,212 to $108,443 for the six months ended June 30, 2012 as compared to $17,231 for the same period last year, primarily due to product development cost payment of $49,595 and patent related legal costs of $58,015.

Depreciation

Deprecation for the six months ended June 30, 2012 as $711 as compared to $nil for the same period last year.  Subsequent to June 30, 2011, we acquired office furniture and equipment.

Other Income and Expenses

For the six months ended June 30, 2012, we incurred $2,597 in interest expense which was offset by $191 in interest income compared to $2,557 in interest expense which was offset by $332 in interest income for the six months ended June 30, 2011.

Interest expense increased by $40, primarily due to compounding interest on notes payable.

Net Loss

For the six months ended June 30, 2012, we incurred a net loss of $660,728 ($0.08 per share of common stock) as a result of the foregoing, compared to a net loss of $234,175 ($0.03 per share of common stock) for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $218,741.  For the six months ended June 30, 2012, we generated a net cash flow deficit from operating activities of $230,734 consisting primarily of a year to date loss of $660,728.  Non cash adjustments included $711 for depreciation, $368,499 for share based compensation and $51,366 for common stock issued for services and an increase in accounts payable and accrued liabilities of $20,858 offset by an increase in accounts receivable of $11,440.  Cash used in investing activities totaled $1,642 from the purchase of property and equipment. Cash provided by financing activities totaled $344,790, primarily from the sale of common stock of $349,790, net with repayment of shareholder loan of $5,000. From time to time since our formation in 1993, we have sold shares to investors in private placement transactions. For the six months ended June 30, 2012, we sold an aggregate of 960,000 shares of our class A common stock for $349,790 in two different transactions. Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

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

As of June 30, 2012, we had working capital of $218,741. During the quarter ended June 30, 2012, we incurred significant one-time costs such as patent registration fees of approximately $47,000, moving costs of $5,000 and product development costs of approximately $50,000, which costs decreased our working capital and resulted in a temporary increase in our monthly burn rate.  Other than product development costs of approximately $50,000 that we anticipate will be payable within the next six months, we currently do not anticipate a significant additional increase in spending. Without these added costs, our cash usage was $21,500 per month for continuing operations. We anticipate that we will use about $23,500 per month for continuing operations for the next quarter, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development),  research and development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees).  We anticipate that our burn rate will increase to $30,000 per month by the end of the 2012 as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at approximately three to five industry trade shows and events.  As a result, we currently have sufficient capital resources to continue operations for six to nine months, but not 12 months.

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

The following table summarizes stockholder notes payable as of June 30, 2012 (unaudited) and December 31, 2011:

	June 30, 2012	December 31, 2011
Loans payable, due on demand, interest at 10%	$13,486	$18,486
Accrued interest	36,038	33,441
	$49,524	$51,927

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

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and  six months ended June 30, 2012 and 2011.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

            We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function as soon as our finances allow for additional personnel to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we issued 400,000 shares of Class B common stock to Thomas Rickards, our Chief Executive Officer, as a signing bonus pursuant to his employment agreement.  The securities were issued in an exempt transaction pursuant to Rule 4(2) and/or Regulation D under the Securities Act.

During the quarter ended June 30, 2012, we issued 133,333 shares of Class A common stock to Thomas Rickards, our Chief Executive Officer, as compensation pursuant to his employment agreement.  The securities were issued in an exempt transaction pursuant to Rule 4(2) and/or Regulation D under the Securities Act.

During the quarter ended June 30, 2012, we issued an aggregate of 37,500 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $23,501. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TELECOM, INC.

Date: August 14, 2012	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)