Form 10-Q
period 2012-09-30
Energy Telecom, Inc.
filed 2012-11-15
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒
Note: The Company is a voluntary filer but has filed all reports it would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was a mandatory filer.

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

As of November 13, 2012, there were 8,648,581 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

		Condensed statements of operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	4

		Condensed statement of changes in stockholders’ equity for the nine months ended September 30, 2012 (unaudited)	5

		Condensed statements of cash flows for the nine months ended September 30, 2012 and 2011 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-11

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21

	ITEM 1A.	Risk Factors	21

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	ITEM 3.	Defaults Upon Senior Securities	21

	ITEM 4.	Mine Safety Disclosures	21

	ITEM 5.	Other Information	21

	ITEM 6.	Exhibits	21

	SIGNATURES		22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$142,891	$138,712
Accounts receivable, net	20,882	-
Total current assets	163,773	138,712

Property and equipment, net	3,908	3,378

Total assets	$167,681	$142,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$81,657	$40,481
Stockholder notes payable	13,486	18,486

Total current liabilities	95,143	58,967

STOCKHOLDERS' EQUITY
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,648,581 and 7,432,748 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	865	743
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 and 200,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	300,000	-
Additional paid in capital	5,562,403	4,989,537
Accumulated deficit	(5,790,730)	(4,907,157)
Total stockholders' equity	72,538	83,123

Total liabilities and stockholders' equity	$167,681	$142,090

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUE:
Sales	$17,784	$-	$31,503	$950
Royalties	-	1,649	3,032	1,649
Total revenue	17,784	1,649	34,535	2,599

COST OF GOODS SOLD	19,031	-	30,248	-

Gross (loss) profit	(1,246)	1,649	4,288	2,599

OPERATING EXPENSES:
Selling, general and administrative expenses	220,024	122,082	883,169	354,982
Depreciation	401	429	1,112	429
Total operating expenses:	220,425	122,511	884,281	355,411

Loss from operations	(221,671)	(120,862)	(879,993)	(352,812)

OTHER INCOME (EXPENSE):
Interest income	74	168	265	500
Interest expense	(1,248)	(1,245)	(3,845)	(3,802)

Total other income (expense):	(1,174)	(1,077)	(3,580)	(3,302)

Net loss before provision for income taxes	(222,845)	(121,939)	(883,573)	(356,114)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET LOSS	$(222,845)	$(121,939)	$(883,573)	$(356,114)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.11)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	8,621,027	7,303,853	8,259,813	7,023,968

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

							Total
					Additional		Stockholders'
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 1, 2011	6,282,239	$628	200,000	$-	$4,444,637	$(4,447,784)	$(2,519)
Sale of common stock	910,732	91	-	-	329,867	-	329,958
Repurchase and cancelation of common stock	(667)	-	-	-	(5,000)	-	(5,000)
Common stock issued for services rendered	90,444	9	-	-	68,548	-	68,557
Common stock issued for officer compensation	150,000	15			151,485	-	151,500
Net loss	-	-	-	-	-	(459,373)	(459,373)
Balance, December 31, 2011	7,432,748	743	200,000	-	4,989,537	(4,907,157)	83,123
Sale of common stock	960,000	96	-	-	349,694	-	349,790
Common stock issued for services rendered	122,500	13	-	-	77,836	-	77,849
Common stock issued as officer compensation	133,333	13	-	-	99,486	-	99,499
Class B common stock issued as officer compensation	-	-	400,000	300,000	-	-	300,000
Stock based compensation	-	-	-	-	45,850	-	45,850
Net loss	-	-	-	-	-	(883,573)	(883,573)
Balance, September 30, 2012	8,648,581	$865	600,000	$300,000	$5,562,403	$(5,790,730)	$72,538

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(883,573)	$(356,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,112	429
Common stock issued for services rendered	77,849	53,857
Common stock issued or issuable for officer compensation	445,349	101,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,882)	(1,649)
Increase in accounts payable and accrued liabilities	41,176	702
Net cash used in operating activities	(338,969)	(201,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,642)	(4,072)
Net cash used in investing activities	(1,642)	(4,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	349,790	329,958
Repurchase and cancellation of common stock	-	(5,000)
Repayments of shareholder loans	(5,000)	(20,000)
Net cash provided by financing activities	344,790	304,958

Net increase in cash	4,179	99,111

Cash beginning of period	138,712	87,643
Cash end of period	$142,891	$186,754

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the nine month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2011 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2011.

NOTE 2 — GOING CONCERN

The accompanying unaudited interim condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying financial statements, the Company has earned minimal revenues, has had recurring net losses, and has an accumulated deficit through September 30, 2012 totaling $5,790,730. In addition, the Company’s stockholder notes payable are due on demand. If the notes were to be called, the Company may be unable to meet these obligations. Also, the Company is in a position where its current cash on hand may not be adequate to cover all of its operating expenses for the next 12 months.

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
SEPTEMBER 30, 2012 AND 2011
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

Revenue recognized in the nine months ended September 30, 2012 relates to sales of product of $31,503 and royalties earned of $3,032.

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

NET LOSS PER COMMON SHARE

Basic loss per share (“EPS”) is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2012 and 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
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

 The following table summarizes stockholder notes payable as of September 30, 2012 (unaudited) and December 31, 2011:

	September 30, 2012	December 31, 2011
Loans payable, due on demand, interest at 10%	$13,486	$18,486
Accrued interest	37,286	33,441
	$50,772	$51,927

The Company recognized interest expense associated with the notes of $1,248 and $3,845 for the three and nine months ended September 30, 2012, respectively; and $1,245 and $3,802 for the three and nine months ended September 30, 2011, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENTS

During the nine months ended September 30, 2012, the Company completed private placements of 960,000 shares of Class A common stock and has received proceeds totaling $349,790.

SHARES ISSUED TO CONSULTANTS

During the nine months ended September 30, 2012, the Company issued an aggregate of 122,500 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $77,849.

SHARES ISSUABLE AS COMPENSATION

During the nine months ended September 30, 2012, the Company issued an aggregate of 133,333 shares of Class A common stock with a fair value totaling $99,499 and was obligated under employment contracts to issue an additional 83,333 shares of Class A common stock with a fair value totaling $45,850 as officer compensation and 400,000 shares of Class B common stock with a fair value totaling $300,000.  The issuance of the Class B common stock represented a signing bonus, fully earned at the date of issuance.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT-TOM RICKARDS

On May 3, 2011, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards received an annual salary of $36,000.  In addition, Mr. Rickards received 200,000 shares of series A common stock that was paid in equal installments at the end of each calendar quarter and a $600 per month car allowance.  The employment agreement expired on May 31, 2012

On June 1, 2012, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company and (ii) 400,000 shares of class A common stock and (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree.  In addition, Mr. Rickards received 400,000 shares of series B common stock as a signing bonus, which was fully earned upon issuance, and receives a $600 per month car allowance.

LITIGATION

The Company may, from time to time, become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,750 (reduced to $2,000 beginning July 1, 2012) on a month-to-month basis. Total rent expense for the three and nine month periods ended September 30, 2012 was $6,000 and $22,500, respectively; and $7,250 and $17,750 for the three and nine month periods ended September 30, 2011, respectively.

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

NOTE 10 — SUBSEQUENT EVENTS

On October 22, 2012, the Company filed a certificate of amendment to its Articles of Incorporation, which was a Certificate of Designations, Rights and Preferences of series A convertible preferred stock (the “Series A Preferred Stock”). The total number of shares of Series A Preferred Stock was 5,790.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(unaudited)

On November 5, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Normandia Capital (“Normandia”) providing for the sale by the Company to Normandia of 1,150 shares of the Series A Preferred Stock at a price of $100 per share of Series A Preferred Stock for aggregate cash proceeds of $115,000 (the “Financing”).

Each share of Series A Preferred Stock has a stated value of $100 (the “Stated Value”).  Normandia may convert, at any time, shares of Series A Preferred Stock into the number of shares of common stock of the Company (the “Common Stock”) obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price is $0.3468, subject to adjustment (the “Conversion Price”).

Upon the occurrence of certain triggering events, Normandia has the right to require the Company to redeem all or a portion of the shares of Series A Preferred Stock.  The redemption price is the greater of (A) the number of shares of Common Stock that the Series A Preferred Stock being redeemed are convertible into multiplied by the average market price on the date of redemption or (B) the Stated Value of the Series A Preferred Stock being redeemed multiplied by a Redemption Premium.  The “Redemption Premium” is (A) 125% in the event that the Company fails to have the Common Stock be quoted on the OTC-QB or OTC-PK for a period of 10 days during any period of 12 months; (B) 250% in the event that the Company (1) fails to timely file an Annual Report on Form 10-K, an Quarterly Report on Form 10-Q or a Current Report on Form 8-K in the time periods that are required of a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (a “Reporting Delinquency”) within the first year from the closing date or (2) the Company makes any statement that it intends to not comply with proper requests for conversion of the Series A Preferred Stock; or (C) 200% in the event that the Company has a Reporting Delinquency after the first year from the closing date.

The Company has the right, at any time after two years from the closing date, to redeem all or a portion of the Series A Preferred Stock, upon 120 days prior written notice.  The redemption price per share of Series A Preferred Stock shall equal 200% of the Stated Value.  In addition, upon the occurrence of a change in control or a liquidation, dissolution or winding up of the Company, Normandia has the right to receive, at its election, either 200% of the Stated Value per share of Series A Preferred Stock, or share in the assets of the Company being distributed on a pro rata basis as if the Series A Preferred Stock had been converted into shares of Common Stock.

Pursuant to the certificate of designation for the Series A Preferred Stock, Normandia may not convert Series A Preferred Stock if such conversion would result in Normandia beneficially owning in excess of 4.99% of the Company’s then issued and outstanding common stock. Normandia may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase this limitation.

In connection with the Financing, the Company granted Normandia a right of first refusal on any proposed sale by the Company of any shares of common or preferred stock, except for certain exempted issuances.  The right of first refusal is for the earlier of one year from the closing date or until Normandia no longer holds any securities of the Company.  In addition, the Company granted Normandia piggyback registration rights for a period of two years from the closing date.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

●
Several hundred pairs of the model 2.1 eyewear have been manufactured and are ready for fulfillment of orders from our distribution partners.  The Uvex AcoustiMaxxtm branded eyewear from Honeywell are now available for sale in the United States and we anticipate our eyewear will be available for sale in Europe before the end of 2012.  We anticipate that revenues will increase significantly now that the eyewear is available for sale and is actively being promoted by our distribution partners;

●
In August 2012, US Patent 8,243,973 was issued by the Patent and Trademark Officer.  In November 2012, our Patent Cooperation Treaty patent applications relating to US Patent 8,243,973 were accepted in Canada, Australia, Germany, Great Britain, France, Italy, Spain, Japan, The Republic of China, and South Korea.  In addition, we anticipate making a new patent application in the United States relating to eyewear with additional safety measures for the PPE market, which we anticipate will be filed by the end of the month;

●
In an effort to proactively protect our intellectual property rights and to explore the possibility of strategic relationships, we have been contacting several global entertainment and communication companies showing interest in music, voice communication and gaming eyewear.  Our utility patents provide exclusive rights for the use of integrated telecommunication eyewear, and we believe that these companies will be unable to develop products without entering into some sort of cooperation or licensing agreement with us; and

●
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue

We generated $17,784 in revenues for the three months ended September 30, 2012 as compared to $1,649 for the three months ended September 30, 2011. Revenue for three months ended September 30, 2012 was comprised of sales of $17,784 as compared to $1,649 in royalties for the same period last year.  We have granted our manufacturing partner, Samsin USA, a non-exclusive right to sell our eyewear.  Any sales made by Samsin are recorded as royalty payments, whereas any sales made to any of our other distribution partners are recorded as sales.

The primary increase in revenue was the result of our sales to a distribution partner in the PPE market.  With the new version of the eyewear ready for production, we expect to see further increases in revenue in the last quarter of 2012 and even greater revenue in 2013, as our primary research and development is completed, the product is ready for sale, and we have entered into two distribution agreements and have requests about our product from other national marketers that have expressed interest in making purchase orders.

Cost of goods sold

Cost of goods sold for the three months ended September 30, 2012 were $19,031 as compared to $-0- for the same period last year.  Revenue for the three months ended September 30, 2011 was comprised of royalties.  Gross (loss) profit for the three months ended September 30, 2012 was $(1,246) compared to $1,649 for the same period last year.  We incurred losses in the current period resulting from production costs relating to the new version of the eyewear.

Expenses

For the three months ended September 30, 2012 and 2011, selling, general and administrative expenses totaled $220,024 and $122,082, respectively.

A summary comparison for the three months ended September 30, 2012 and 2011 is as follows:

	2012	2011
Professional fees	$44,780	$38,365
Office and utilities	19,085	13,554
Travel and promotion	2,808	3,506
Salaries and related taxes	9,688	9,808
Equity based compensation	76,849	50,500
Patents, trademarks and product development	66,775	5,878
Other	39	471
Total	$220,024	$122,082

The primary increase in selling, general and administrative is due to patient and trademark expenses for the three months ended September 30, 2012 of $66,775 as compared to $5,878 for the same period last year, an increase of $60,897, primarily due to product development cost payments of $49,595 and patent related legal costs and other of $17,180.  In addition, the valuation of the Class A common stock issued in connection with the employment agreements of our CEO were $76,849 for the three months ended September 30, 2012 as compared to $50,500, an increase of $26,349.

Depreciation

Deprecation for the three months ended September 30, 2012 was $401 as compared to $429 for the same period last year.

Other Income and Expenses

For the three months ended September 30, 2012, we incurred $1,248 in interest expense, which was offset by $74 in interest income, compared to $1,245 in interest expense, which was offset by $168 in interest income, for the three months ended September 30, 2011.

Interest expense increased by $3, primarily due to compounding interest on notes payable to a related party.
Net Loss

For the three months ended September 30, 2012, we incurred a net loss of $222,845 ($0.03 per share of common stock) as a result of the foregoing, compared to a net loss of $121,939 ($0.02 per share of common stock) for the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenue

We generated $34,535 in revenues for the nine months ended September 30, 2012 as compared to $2,599 for the nine months ended September 30, 2011. Revenue for nine months ended September 30, 2012 was comprised of sales of $31,503 and earned royalties of $3,032 as compared to $950 in sales made to customers on a limited basis for the same period last year and earned royalties of $1,649. We have granted our manufacturing partner, Samsin USA, a non-exclusive right to sell our eyewear.  Any sales made by Samsin are recorded as royalty payments, whereas any sales made to any of our other distribution partners are recorded as sales.

The primary increase in revenue was the result of our sales to a distribution partner in the PPE market.  With the new version of the eyewear ready for production, we expect to see further increases in revenue in the last quarter of 2012 and even greater revenue in 2013, as our primary research and development is completed, the product is ready for sale, and we have entered into two distribution agreements and have requests about our product from other national marketers that have expressed interest in making purchase orders.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2012 were $24,937 as compared to $-0- for the same period last year.  Sales for the nine months ended September 30, 2011 were from sample inventories previously expensed in prior periods.  Gross profit for the nine months ended September 30, 2012 was $4,288 compared to $2,599 for the same period last year.

Expenses

For the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses totaled $883,169 and $354,982, respectively.

           A summary comparison for the nine months ended September 30, 2012 and 2011 is as follows:

	2012	2011
Professional fees	$172,421	$144,793
Office and utilities	50,803	34,969
Travel and promotion	9,264	17,604
Salaries and related taxes	29,272	29,313
Equity based compensation	445,349	101,000
Patents, trademarks and product development	175,218	23,109
Other	842	4,194
Total	$883,169	$354,982

The primary increase in selling, general and administrative is due to share-based compensation for the nine months ended September 30, 2012 of $445,349 as compared to $101,000 for the same period last year, an increase of $344,349. During the nine months ended September 30, 2012, we issued 400,000 shares of Class B common stock as a signing bonus to our Chief Executive Officer in connection with a new employment agreement, which was valued at $300,000 and issued (or is contractually obligated to issue) an aggregate of 216,666 shares of Class A common stock in connection with the employment agreements which was valued at $145,349 compared to 50,000 Class A common stock, which was valued at $101,000 for the same period last year.  In addition, our patent and trademark expenses increased by $152,109 to $175,218 for the nine months ended September 30, 2012 as compared to $23,109 for the same period last year, primarily due to product development cost payments of $99,190 and patent related legal and other costs of $76,028.

Depreciation

Deprecation for the nine months ended September 30, 2012 as $1,112 as compared to $429 for the same period last year. The increase related to equipment purchased in the second half of fiscal year ended December 31, 2011.

Other Income and Expenses

For the nine months ended September 30, 2012, we incurred $3,845 in interest expense, which was offset by $265 in interest income, compared to $3,802 in interest expense, which was offset by $500 in interest income, for the nine months ended September 30, 2011.

Interest expense increased by $43, primarily due to compounding interest on notes payable.

Net Loss

For the nine months ended September 30, 2012, we incurred a net loss of $883,573 ($0.11 per share of common stock) as a result of the foregoing, compared to a net loss of $356,114 ($0.05 per share of common stock) for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $68,630.  For the nine months ended September 30, 2012, we generated a net cash flow deficit from operating activities of $338,969 consisting primarily of a year to date loss of $883,573.  Non cash adjustments included $1,112 for depreciation, $445,349 for share-based compensation and $77,849 for common stock issued for services.  In addition, there was an increase in accounts payable and accrued liabilities of $41,176 offset by an increase in accounts receivable of $20,882.  Cash used in investing activities totaled $1,642 from the purchase of property and equipment. Cash provided by financing activities totaled $344,790, primarily from the sale of common stock of $349,790, net with repayment of a shareholder loan of $5,000. From time to time since our formation in 1993, we have sold shares to investors in private placement transactions. For the nine months ended September 30, 2012, we sold an aggregate of 960,000 shares of our class A common stock for $349,790 in two different transactions. Except for anti-dilution protection provided to one shareholder in connection with investments made in 2007 and 2008, our financing transactions have not contained additional equity components (such as warrants) nor provide the investors with rights (such as piggyback or demand registration rights).

We expect capital expenditures during the next 12 months, contingent upon raising capital.  These anticipated expenditures are for marketing, advertising, inventory, equipment and overhead. We believe that we have sufficient funds to conduct our proposed operations for approximately nine months, depending on revenues, but not for 12 months or more. If we are unable to raise any additional funds, we have sufficient capital for about nine months of operation. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. However, based on years of experience of financing operations through the sale of securities, we believe we will generate sufficient capital to meet our needs for the next 12 months.

We do not currently have a sufficient amount of cash to cover our proposed operating costs. Our fixed operating expenses have been and are expected to continue to outpace revenue resulting in additional losses in the near term. By adjusting our operations to our current level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for at least nine months. However, if during that period, or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

As of September 30, 2012, we had working capital of $68,630. During the nine months ended September 30, 2012, we incurred significant one-time costs, such as patent registration fees of approximately $110,000 and product development costs of approximately $50,000, which costs decreased our working capital and resulted in a temporary increase in our monthly burn rate.  Other than product development costs of approximately $50,000 that we anticipate will be payable within the next six months, we currently do not anticipate a significant additional increase in spending. Without these added costs, our cash usage was $21,500 per month for continuing operations. We anticipate that we will use about $22,000 per month for continuing operations for the next quarter, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development),  research and development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We anticipate that our burn rate will increase in 2013 as we anticipate increased promotion and marketing expenses as we promote and market our products, including the attendance at industry trade shows and events.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, it could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We may seek additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders pursuant to instruments, which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

We will need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations

November 2012 Private Placement

On November 5, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Normandia Capital (“Normandia”) providing for the sale by us to Normandia of 1,150 shares of our series A convertible preferred stock (the “Series A Preferred Stock”) at a price of $100 per share of Series A Preferred Stock for aggregate cash proceeds of $115,000 (the “Financing”).

Each share of Series A Preferred Stock has a stated value of $100 (the “Stated Value”).  Normandia may convert, at any time, shares of Series A Preferred Stock into the number of shares of our common stock (the “Common Stock”) obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price is $0.3468, subject to adjustment (the “Conversion Price”).

Upon the occurrence of certain triggering events, Normandia has the right to require us to redeem all or a portion of the shares of Series A Preferred Stock.  The redemption price is the greater of (A) the number of shares of Common Stock that the Series A Preferred Stock being redeemed are convertible into multiplied by the average market price on the date of redemption or (B) the Stated Value of the Series A Preferred Stock being redeemed multiplied by a Redemption Premium.  The “Redemption Premium” is (A) 125% in the event that we fail to have the Common Stock be quoted on the OTC-QB or OTC-PK for a period of 10 days during any period of 12 months; (B) 250% in the event that we (1) fail to timely file an Annual Report on Form 10-K, an Quarterly Report on Form 10-Q or a Current Report on Form 8-K in the time periods that are required of a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (a “Reporting Delinquency”) within the first year from the closing date or (2) we make any statement that it intends to not comply with proper requests for conversion of the Series A Preferred Stock; or (C) 200% in the event that we have a Reporting Delinquency after the first year from the closing date.

We have the right, at any time after two years from the closing date, to redeem all or a portion of the Series A Preferred Stock, upon 120 days prior written notice.  The redemption price per share of Series A Preferred Stock shall equal 200% of the Stated Value.  In addition, upon the occurrence of a change in control or a liquidation, dissolution or winding up of our company, Normandia has the right to receive, at its election, either 200% of the Stated Value per share of Series A Preferred Stock, or share in our assets being distributed on a pro rata basis as if the Series A Preferred Stock had been converted into shares of Common Stock.

Pursuant to the certificate of designation for the Series A Preferred Stock, Normandia may not convert Series A Preferred Stock if such conversion would result in Normandia beneficially owning in excess of 4.99% of our then issued and outstanding common stock. Normandia may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing us with 61 days’ notice that such holder wishes to increase this limitation.

In connection with the Financing, we granted Normandia a right of first refusal on any proposed sale by us of any shares of common or preferred stock, except for certain exempted issuances.  The right of first refusal is for the earlier of one year from the closing date or until Normandia no longer holds any of our securities.  In addition, we granted Normandia piggyback registration rights for a period of two years from the closing date.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder notes payable as of September 30, 2012 (unaudited) and December 31, 2011:

	September 30, 2012	December 31, 2011
Loans payable, due on demand, interest at 10%	$13,486	$18,486
Accrued interest	37,286	33,441
	$50,772	$51,927

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

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2012 and 2011.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2012, we issued an aggregate of 45,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $26,482. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TELECOM, INC.

Date: November 15, 2012	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)