Form 10-K
period 2012-12-31
Energy Telecom, Inc.
filed 2013-03-22
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐
Note: The Company is a voluntary filer but has filed all reports it would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months if it was a mandatory filer.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2012, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $2,562,699. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 19, 2013, there were 8,834,541 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

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

We hold U.S. and foreign patents allowing for the manufacture, marketing and distribution of hands-free, wireless communication eyewear providing quality sound and noise attenuation. The targeted markets for our eyewear is police, fire, rescue, military and security personnel, as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication.  Additionally, our products are marketed to multiple commercial retail sales channels for sight and hearing protection products, along with wireless telecommunication markets including cellular phone carriers and their suppliers.

Personal Protection Equipment Market

Overview

The Personal Protection Equipment ("PPE") market includes equipment and clothing worn for protection against bodily injury. Products include earmuffs and earplugs, communication headsets for noisy environments, safety eyewear and goggles, respirators, fall protection equipment, head protection equipment, protective clothing, gloves, footwear and other products. According to the Personal Protective Equipment Market Report, prepared by Global Industry Analysts I 2010, the global PPE market is anticipated to reach $33.3 billion in annual sales by 2015. Within this market, we aim to compete primarily in the segment of the market represented by hearing, eye and face protection products.

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

Types of Products

The following are the types of products being used in today‘s marketplace. They include:

●	Protective eyewear: generally a lightweight, wraparound frame that has durable, hard-coated, often wrap-around, polycarbonate lenses;

●
Industrial wireless all-in-one communication headgear radios: two-way, portable radios built into headsets with noise-reducing earmuffs; generally requiring a base station for multiple user environments;

●	Industrial headsets: industrial strength headsets with portable radios that can be connected to belt worn or handheld transceivers;

●	Two-way handheld radios: a full range of products that use short-range wireless communication technologies;

●	RF wireless ear worn Bluetooth radios: adoption of the Bluetooth RF protocol which now makes production of the eyewear radio both practical and economical; and

●	Inductance wireless earpieces (buds): a component of the product offering a pathway to superior foam technologies.

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

We believe that our telecommunication eyewear is the type of convergence where the PPE market is heading. We consider telecommunication eyewear as a product delivering hands-free access to the full range of voice, stereo music, data and video (optical display) information, including text, multi-media and full screen and full color web-site views.  This convergence is evidenced by the introduction of at least one type of wireless optical-display eyewear, the Google Glass product.  The Google Glass eyewear delivers optical information to the wearer while he or she is connected wirelessly to the internet.  We believe that other companies are planning on introducing wireless optical display eyewear in the near future.

Key industry trends

The industry is experiencing significant advancements in various forms of technological advances, and thus evolving user requirements, including:

●	Increasing interest and demand for small, hands-free, wireless and digital communication products;

●	Increasing need and demand for real-time information delivery of text messages, and eventually full page, multi-media, full color displays;

●	evolving capability to deliver smaller, full screen, full color, interactive displays;

●
rapid advances in digital signal processing (DSP) chip technology providing for the conversion of analog signals to digital signals, allowing for smaller systems utilizing software controlled learning-capable operations;

●	development of voice-recognition software for hands-free information appliances;

●	development of speakers and microphones-on-a-chip allow for miniaturized sound systems within the ear;

●	increasing need to organize and manage employee group and individual connectivity; and

●	increasing need to increase productivity through use of individual safety glasses, hardhats, microphones, transmitters, ear covers, computer terminals, cell and smart phones.

Limitations of current industry practices

Although various solutions are being offered to attempt to fill the void in the marketplace, they all have inherent limitations, including:

●	combining communications with personal safety requires two or three separate products;

●	current headsets normally require a wired connection from the headset to a radio worn elsewhere on the body;

●	some current information appliances are hands-free, but because they are almost exclusively ear-muff type in design, do not find favor from those working in high-heat and humid work environments;

●	current work-related radio products are finger-push activated – as they do not yet employ voice-recognition - thus are difficult for gloved fire and emergency personnel to use;

●	current short-range walkie-talkie radio technology uses analog transmissions, therefore cannot provide digital data; and

●	current state of bulky hardwired radios, versus printed-circuit-board mounted single chip radios.

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

The 2.1 model of our eyewear was completed in 2012, with advanced materials used to enhance strength and durability. It has a new internal engineering design, and used Eastman copolyester plastics, new thermoplastic elastomer softening sections, and nylon parts in strategic areas for maximum resistance to impact.

Additionally, the Company is working on new benefits as protected in its newly issued patent, including wireless earpieces, and benefits stated in a newly filed patent, that establishes a ‘Zone of Safety’ around the wearer, using new technologies never before found on the human head.  The innovative 'Zone of Safety' technology will benefit workers in hazardous locations, those enjoying sports outdoors, as well as a variety of other applications. The eyewear will receive and accumulate knowledge of the wearer's surroundings, including many environmental hazards, while simultaneous providing others with the eyewear wearer's condition and state, including physical condition, location, and movements.

Finally, the Company is completing the software design and testing required for the eyewear to be consider a ‘Hearing protection’ product under some standards, by limiting its audio output to 82dB.  The preliminary tests of the 82dB limited samples are complete, and testing on live models is scheduled for completion in 2013.

Safety Lenses

The lenses in our eyewear are manufactured and designed by Uvex, a division of Honeywell Safety Products, a leading manufacturer of safety eyewear products.  The Genesis wraparound lenses provide vision impact protection to industry safety standards and block 99.9% of UVA and UVB radiation light.  In order to provide for maximum usage and durability, the lenses are easily replaceable and come in different colors/shades.  Our eyewear allows prescription lenses to be securely inserted behind the safety lenses and specifications for prescription lenses are also available.  We are also working to provide eyewear that will provide a heads-up optical display, although no release date is currently available. We previously tested 3-D lenses, but have decided not to move forward with them at this time, as we don’t believe it represents a significant enough segment of our potential market.  We are also working to provide polarized lenses and eyewear that will provide a heads-up optical display, although no release dates are currently available.

Noise Attenuation Earplugs

The eyewear contains soft ear plugs designed and manufactured by Howard Leight/Honeywell Safety Products, a leading global hearing protection device company. The earplugs are corded to the eyewear and are replaceable.   Through the use of dual microphones and noise attenuating software designed by Samsin USA, the earplugs passively provide a Noise Reduction Rating (“NRR”) of 24 using SmartFit 300 plugs, and an NRR of 30 using ET-113 foam plugs, both types supplied by Howard Leight, a division of Honeywell Safety Products. OSHA regulations require that, when engineering controls and/or administrative controls cannot reduce noise levels in industry to an eight-hour time-weighted average level of less than 85 dB, a hearing protection (or conservation) program must be established.  OSHA requirements prohibit a worker from working more than eight hours per day with exposure to a sustained sound level of 90 dB, which decreases significantly to two hours per day at 100dB.  Most industrial and construction noise is in the range of 90 – 110 dB.

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

The ANSI Z87.1 standard sets forth requirements for the design, construction, testing, and use of eye protection devices, including standards for impact and penetration resistance. All safety glasses, goggles, and face shields used by employees under OSHA jurisdiction must meet the ANSI Z87.1 standard. The eyewear standard includes the following minimum requirements:

●	Provide adequate protection against the hazards for which they are designed;
●	Be reasonably comfortable;
●	Fit securely, without interfering with movement or vision;
●	Be capable of being disinfected if necessary, and be easy to clean;
●	Be durable; and
●	Fit over, or incorporate, prescription eyewear.

The ANSI Z87.1 standard requires that eyewear pass certain tests, including a high mass impact test and a high velocity impact test. In July 2012, our latest version of our telecommunications eyewear passed the ANSI Z87.1 testing requirements.

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

In order to obtain CE certification, a product must satisfy the following obligations:

●	Carry out a risk analysis and determine what solutions can be applied to reduce risks in compliance with the appropriate EEA directive;
●	Write a user’s instruction manual that sets out the purpose for which the product is intended;
●	Draft an EEA declaration of conformity, in which the manufacturer declares that the product complies with the specified EEA directives and norms; and
●
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

The CSA Z94.3 standard applies to eye and face protectors used in all occupational and educational operations or processes involving hazards to the eyes or face.  Typical hazards include flying objects and particles, splashing liquids, molten metal, and ultraviolet, visible, and infrared radiation, but do not include X-rays, gamma rays, high-energy particulate radiation, radioactive materials, lasers, or masers.  The CSA Z94.3 standard would be considered the Canadian equivalent of the ANSI Z87.1 standard although it has higher impact standards.  The prior version of our eyewear passed the CSA Z94.3 standard.  Our new eyewear is still undergoing internal testing and has not yet been submitted for CSA certification, but we anticipate that the new version will pass all required testing to achieve the CSA Z94.3 standard.

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

Distribution

On February 21, 2012, we entered into a Distributor Agreement with Honeywell International Inc., acting through its Honeywell Safety Products business unit (“Honeywell”).  Pursuant to the terms of the agreement, we appointed Honeywell as our distributor with regards to our products, which appointment was on a worldwide basis and exclusive only to the personal protective equipment market.  All products are purchased from us by Honeywell for resale.  Honeywell sells our eyewear under its branded ‘ICOM’ name in Europe and UVEX branded ‘AcccoustiMaxx’ in the United States. The Distributor Agreement had an initial term of one year, and would automatically renew for successive one year terms after the initial term unless either party provides prior written cancellation.  On December 26, 2012, we notified Honeywell that we elected to not review the Distributor Agreement beyond the initial term.  We have had discussions with Honeywell regarding entering into a new Distributor Agreement, which we anticipate would be on substantially the same terms as the prior agreement, but would provide Honeywell with expanded exclusive rights and provide us with greater product, marketing and sales support.  Although no agreement is currently in place, we continue to receive purchase orders from Honeywell and anticipate a significant increase in total sales by Honeywell in the fiscal year ending December 31, 2013.

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

●	Manufacturing: To protect workers from plant hazards such as industrial noise and flying particles that may cause eye injuries;

●	Construction, Mining and Logging Operations: To protect workers from airborne dust and debris and construction equipment noise and to provide two-way, instant communication;

●	Video Game Players: To provide a better gaming experience with hands-free voice controls and streaming data; and

●	Consumers: To protect consumers in home improvement and maintenance projects and to provide digital radio and cell phone communications.

Currently, through our distribution partner, we are targeting the United States and Europe, which we believe are the two largest PPE markets and the markets in which we have the greatest intellectual property protection. In addition, we are planning to sell the eyewear in Australia in 2013.  Thereafter, the markets that we decide to target will be based on receiving patent protection and which distribution partners, if any, we enter into agreements with.

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

Patents and Patent Applications

Proprietary protection for our products and technology are important to our business and we seek patent protection in the U.S. and internationally when we deem appropriate. We also rely on trade secrets, know-how and continuing technological advances to protect various aspects of our core technology.

We own numerous patents and have patent applications pending in the United States and abroad. In addition, we have two trademarks.

Our commercial success will largely depend on obtaining and maintaining patent protection and trade secret protection of our current and future products and technologies, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products or products using our technology depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot assure you that our pending patent applications will result in issued patents.

Approved Patents

Our current patents owned are as follows:

Patent Number	Name of Patent	Jurisdiction	Expiration Date

5,717,479	Industrial safety assembly including disposable ear protection and earphone	USA	September 6, 2016
CA2314348	Industrial safety assembly including disposable ear protection and ear phone	Canada	February 10, 2018
AU759466	Industrial safety assembly including disposable ear protection and ear phone	Australia	February 10, 2018
6,012,812	Industrial safety assembly	USA	September 6, 2016
ZL988140675	Industrial safety assembly including disposable ear protection and ear phone	China	February 10, 2018
6,950,531	Industrial hearing protection and communication assembly	USA	September 14, 2016
7,133,532	Hearing protection and communication assembly	USA	September 17, 2016
EP 1060433	Industrial safety assembly including disposable ear protection and ear phone	European Patent Office, United Kingdom, Spain, Italy, Germany, France	February 10, 2018
8,243,973	Communication eyewear assembly	USA	April 19, 2031

Patent Applications

Our current patent applications that are pending are as follows:

Application Number	Name of Patent Application	Jurisdiction	Application Date

108475823	Communication eyewear assembly	European Patent Office	March 10, 2010
2010347741	Communication eyewear assembly	Australia	March 10, 2012
13/585,430	Communication eyewear assembly	USA	August 14, 2012
2791531	Communication eyewear assembly	Canada	August 29, 2012
2010800652024	Communication eyewear assembly	China	September 5, 2012
1020127023357	Communication eyewear assembly	South Korea	September 6, 2012
2012557012	Communication eyewear assembly	Japan	September 10, 2012
2013/713,789	Communication eyewear assembly with Zone of Safety capability	USA	December 13, 2012

Trademarks

We have been granted two trademarks as follows:

Name of Trademark Granted	Date of Registration	Registration Number

Energytele.com	December 11, 2007	3354175
Safe-Talk	March 8, 2011	3930119

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

Employees

As of March 19, 2013, we had one employee, our Chief Executive Officer.  From time to time, we rely on consultants for various activities, including accounting, design, manufacturing and marketing.  Currently we have three consultants:  The Brussell Group, LLC, which is providing marketing and logistical consulting services, Mr. Tom Perszyk, who is providing electronic consulting services and Mr. Steven Chaussy, CPA, who is providing accounting services.

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

Mr. Steven Chaussy, a CPA licensed in Florida, Virginia and California, was initially engaged in January 2011 and renewed in January 2013 to provide accounting services including the assemblage of financial data required for the Company's SEC filings. Mr. Chaussy receives shares of common stock on a monthly basis for his services.

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

We incurred net losses of $1,055,625 and $459,373 for the years ended December 31, 2012 and 2011, respectively.   In addition, at December 31, 2012, we had an accumulated deficit of $5,962,782. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2011 with respect to our ability to continue as a going concern.  Although we did not receive a modified report for the year ended December 31, 2012, there is no assurance that we will receive a similar unmodified report for our year ended December 31, 2013.

In their report dated March 15, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we had incurred substantial losses and have minimal revenues to date. Although we incurred operating losses during the year ended December 31, 2012, we increased our revenues for the year ended 2012, were cash flow positive for the year ended December 31, 2012, had increased the amount of cash on hand at year end and further increased the amount of cash on hand prior to the date of this report.  As a result, in their report dated March 22, 2013, our independent registered public accounting firm did not express substantial doubt about our ability to continue as a going concern.  If we are unable to generate a profit and/or obtain necessary funding from outside sources, our independent registered public accounting firm may express doubt about our ability to continue as a going concern in the future.

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

Our officer, director and control persons, in the aggregate, beneficially own or control the votes of approximately 61.8% of our outstanding common stock, including votes of the outstanding class B common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●	election of our board of directors;
●	removal of any of our directors;
●	amendment of our certificate of incorporation or bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  During the year ended December 31, 2012, trading occurred on only 102 out of 250 possible trading days, with an average of less than 2,600 shares per possible trading day and less than 6,300 shares trades on each day when shares actually traded.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

●
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	quarterly variations in our revenues and operating expenses;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

●	changes in the accounting methods used in or otherwise affecting our industry;

●	additions and departures of key personnel;

●	announcements of technological innovations or new products available to the personal protective equipment industry;

●	fluctuations in interest rates and the availability of capital in the capital markets; and

●	significant sales of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2013 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We maintain our mailing address at 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.  Our principal office is located at 3406 Lands End Drive, St. Augustine, Florida 32084, which we sub-lease from our Chief Executive Officer.  Our telephone number is (904) 819-8995 and our fax number is (904) 819-8181. Our current office space consists of approximately 2,000 square feet. The lease runs on a month-to-month basis at a cost of $2,000 per month. We believe that our existing facilities are suitable and adequate to meet our current business requirements. We maintain websites at www.energytele.com and www.energyeyewear.com and the information contained on those websites is not deemed to be a part of this annual report.

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

	Fiscal Year 2012
	High	Low
First Quarter	$0.77	$0.20
Second Quarter	$2.40	$0.30
Third Quarter	$0.65	$0.25
Fourth Quarter	$1.00	$0.25

	Fiscal Year 2011
	High	Low
First Quarter	$0.79	$0.15
Second Quarter	$1.01	$0.51
Third Quarter	$1.05	$0.51
Fourth Quarter	$0.75	$0.35

On March 19, 2013, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $0.48 per share. On March 19, 2013, there were 143 holders of record of our common stock.  On June 30, 2010, a one-for-five reverse stock split was effective for our common stock. All share prices herein reflect this reverse stock split.

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

Recent Sales of Unregistered Securities

On December 28, 2012, we issued an aggregate of 52,500 shares of our class A common stock to consultants pursuant to their consulting agreements. The securities were issued in an exempt transaction pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

On December 28, 2012, we issued 183,334 shares of our class A common stock to our President for services rendered. The securities were issued in an exempt transaction pursuant to Rule 4(2) and/or Regulation D under the Securities Act.

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

We have a professional model, which is similar to the recreational model, but contains additional safety features and is intended to be marketed to the PPE markets for use by police, fire, rescue, military and security personnel as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication.  We have obtained numerous certifications for our telecommunications eyewear.  We have obtained the necessary certifications to sell our product as personal protective equipment.  We contracted with Colts Laboratories, an independent testing facility that is accredited by the Safety Equipment Institute to complete and verify standard tests.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

●
In December 2012, Honeywell Safety Products began officially marketing and accepting orders for its UVEX AcoustiMaxx Stereo Bluetooth eyewear within Europe.  Since that time, we have received purchase orders for an aggregate of several thousand eyewear, which we are in the process of fulfilling;

●
 We have multiple patent applications pending in the United States and with the European Patent Office, and the Company’s patent counsel responds to their comments on regular basis to insure timely actions and filings.  In addition, we have made the necessary filings to allow us to file patent applications in certain European and Asian counties if our pending patent applications are granted by the USPTO; and

●
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

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

Year ended December 31, 2012 compared to the year ended December 31, 2011

Revenue, Cost of Sales and Gross Profit

Revenue for the year ended December 31, 2011 was $34,535 as compared to $950 for the year ended December 31, 2011.  Revenue for year ended December 31, 2012 was comprised of sales of $31,503 and earned royalties of $3,032 as compared to $950 in sales made to customers on a limited basis for the same period last year. We expect to have a significant increase in revenue in 2013 as the eyewear product is being distributed and sold in the United States and Europe.  Planning is underway to sell the eyewear in Australia in 2013. Our cost of sales was $30,248 sales in 2012 netting us a gross profit of $4,287 compared to $Nil since our sales in 2011 were from sample products previously expensed, netting us a gross profit of $950.  Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Expenses

For the years ended December 31, 2012 and 2011, general and administrative expenses totaled $1,058,720 and $455,113, respectively, representing a year to year increase of $603,607.  The primary increase in our general and administrative expenses was stock based (non-cash) compensation expense of $629,479 for the year ended December 31, 2012 compared to $220,057 for the year ended December 31, 2011, an increase of $409,422.

In addition, included in general and administrative expenses for the years ended December 31, 2012 and 2011 were professional fees totaling $127,787 and $90,301, respectively.  The increase in accounting and legal professional fees of $37,486 resulted from increased accounting and legal fees related to our public filing obligations as well as fees incurred in connection with financing transactions during 2012.  We also incurred patent maintenance, non- recurring engineering costs and prototype development costs in aggregate of $183,006 in 2012 as compared to $20,779 in 2011.

Other Income and Expenses

During the year ended December 31, 2012, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For 2012, we recorded a gain on change in the fair value of these derivative liabilities of $5,130 as compared to $Nil in 2011.

We incurred interest expense of $5,125 and $5,079 for the years ended December 31, 2012 and 2011, respectively.  The reduction is due to lower related party debt obligations resulting in less incurred interest.

Interest income was $316 and $562 for the years ended December 31, 2012 and 2011, respectively. Changes in interest income is a result of lower carrying balances in our interest bearing accounts coupled with interest rate changes paid on those balances from year to year.

Net Loss

For the year ended December 31, 2012, we incurred a net loss of $1,055,625 ($0.13 per share of common stock) as a result of the foregoing, compared to a net loss of $459,373 ($0.06 per share of common stock) for the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital of $213,025. For the year ended December 31, 2012, we used $480,276 in cash in operating activities and $1,642 in investing activities. Cash provided by financing activities totaled $559,685, primarily from the issuance of Class A common stock and issuance of Series A convertible preferred stock, net with repayment of shareholder loans of $5,000.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.  For the year ended December 31, 2012, we sold an aggregate of 960,000 shares of our Class A common stock for $349,790.  In addition, for the year ended December 31, 2012, we sold an aggregate of 2,150 shares of our Series A convertible preferred stock for $214,895. Our Series A convertible preferred stock certain anti-dilution protection up to the first anniversary of the issuance date.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We have sufficient funds to conduct our proposed operations for at least the next 12 months.  However, depending on revenues, we may continue to seek additional equity investments.  There can be no assurance that financing, if needed, will be available in amounts or on terms acceptable to us, if at all. During the year ended December 31, 2012, we raised $564,685 from the sale of securities compared with $329,958 for the year ended December 31, 2011.  As we continue to increase operations and generate additional revenue, we believe it is more likely that investors would be willing to fund operations in the short-term, if needed.

As of December 31, 2012, we had working capital of approximately $213,000.  In March 2013, we received an additional $152,000 from the purchase of additional shares of preferred stock, as discussed below.  We currently use about $21,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will remain relatively consistent for the next twelve months.  During the year ended December 31, 2012, we had approximately $62,000 in non-recurring expenses related to old inventory from prior eyewear models and engineering fees and certifications relating to redesigned eyewear and packaging.  In addition, we spent approximately $28,000 as a deposit on eyewear components, which we anticipate will be recovered during 2013 from the sale of the new eyewear.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. We may seek additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common or preferred stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

Preferred Stock Financings

On November 5, 2012, we entered into a securities purchase agreement with Normandia Capital (“Normandia”) providing for the sale by us to Normandia of 1,150 shares of our series A convertible preferred stock (“Series A Preferred Stock”) at a price of $100 per share of Series A Preferred Stock for aggregate cash proceeds of $115,000 (the “November Financing”).

On January 9, 2013, but effective December 31, 2012, we entered into a securities purchase agreement with Tidal East Global Relief Fund 80160-0503-RR0001 (“Tidal East”) providing for the sale by us to Tidal East of 999.3 shares of Series A Preferred Stock at a price of $100 per share of Series A Preferred Stock for aggregate cash proceeds of $99,930 (the “December Financing”).

On February 11, 2013, we entered into exchange agreements with Normandia and Robert Kalfayan (“Kalfayan” and together with Normandia and Tidal East, the “Investors”), pursuant to which Normandia and Kalfayan exchanged an aggregate of 79,874 shares of our common stock for an aggregate of 277 shares of Series A Preferred Stock.

On March 11, 2013, we entered into a securities purchase agreement with Normandia providing for the sale by us to Normandia of 1,520 shares of Series A Preferred Stock at a price of $100 per share of Series A Preferred Stock for aggregate cash proceeds of $152,000 (the “February Financing” and together with the November Financing and December Financing, the “Financings”).

Each share of Series A Preferred Stock has a stated value of $100 (the “Stated Value”).  The Investors may convert, at any time, shares of Series A Preferred Stock into the number of shares of our Common Stock obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price is $0.3468, subject to adjustment (the “Conversion Price”).

Upon the occurrence of certain triggering events, the Investors have the right to require us to redeem all or a portion of the shares of Series A Preferred Stock.  The redemption price is the greater of (A) the number of shares of Common Stock that the Series A Preferred Stock being redeemed are convertible into multiplied by the average market price on the date of redemption or (B) the Stated Value of the Series A Preferred Stock being redeemed multiplied by a Redemption Premium.  The “Redemption Premium” is (A) 125% in the event that we fail to have the Common Stock be quoted on the OTC-QB or OTC-PK for a period of 10 days during any period of 12 months; (B) 250% in the event that we (1) fails to timely file an Annual Report on Form 10-K, an Quarterly Report on Form 10-Q or a Current Report on Form 8-K in the time periods that are required of a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (a “Reporting Delinquency”) within the first year from the Investors acquiring Series A Preferred Stock or (2) we make any statement that we intend to not comply with proper requests for conversion of the Series A Preferred Stock; or (C) 200% in the event that we have a Reporting Delinquency after the first year from the closing date.

We have the right, at any time after two years from the closing date, to redeem all or a portion of the Series A Preferred Stock, upon 120 days prior written notice.  The redemption price per share of Series A Preferred Stock shall equal 200% of the Stated Value.  In addition, upon the occurrence of a change in control or a liquidation, dissolution or winding up of our company, the Investors have the right to receive, at their election, either 200% of the Stated Value per share of Series A Preferred Stock, or share in our assets being distributed on a pro rata basis as if the Series A Preferred Stock had been converted into shares of Common Stock.

Pursuant to the certificate of designation for the Series A Preferred Stock, the Investors may not convert Series A Preferred Stock if such conversion would result in such Investor beneficially owning in excess of 4.99% of our then issued and outstanding common stock. The Investors may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing us with 61 days’ notice that such holder wishes to increase this limitation.

In connection with the Financings, we granted Normandian and Tidal East a right of first refusal on any proposed sale by us of any shares of common or preferred stock, except for certain exempted issuances.  The right of first refusal is for the earlier of one year from the closing date of such Investor’s Financing or until such Investor no longer holds any of our securities.  In addition, we granted Normandia and Tidal East piggyback registration rights for a period of two years from the closing date of such Investor’s Financing.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Loans payable, due on demand, interest at 10%	$13,486	$18,486
Accrued interest	38,566	33,441
	$52,052	$51,927

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

Patents

Our patents (U.S. 5,717,479, U.S. 6,012,812, U.S. 6,950,531, U.S. 7,133,532, U.S. 8,243,973 and other international patents) which describe the general means for delivering sound through disposable sound attenuating components, are capitalized at the original cost, if purchased, or at the carrying basis of the transferor if contributed by an entity under common control.  Patent costs, if any, are amortized using the straight-line method over their estimated period of benefit remaining.  We evaluate the recoverability of patents annually taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  Costs of developing patents that are not specifically identifiable, that have indeterminate lives, or that are inherent in the continuation of our business are recognized as an expense when incurred.

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

There are no unrecognized tax benefits at December 31, 2012 and 2011. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. Class B common stock is not convertible into our Class A common stock. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same.

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  Our derivative financial instruments consist of reset provisions related to Series A convertible preferred stock.  These embedded derivatives include certain conversion features and reset provisions.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGY TELECOM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Energy Telecom, Inc.

We have audited the accompanying balance sheets of Energy Telecom, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Energy Telecom, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
March 22, 2013

ENERGY TELECOM, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

CURRENT ASSETS
Cash	$216,479	$138,712
Accounts receivable, net	20,882	-
Advances to suppliers	33,300	-
Inventory	18,420	-
Total current assets	289,081	138,712

Property and equipment, net	3,507	3,378

Total assets	$292,588	$142,090

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$62,570	$40,481
Stockholder notes payable	13,486	18,486

Total current liabilities	76,056	58,967

Derivative liability	345,875	-

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 2,150 and -0- shares issued and outstanding as of December 31, 2012 and 2011, respectively	2	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,884,415 and 7,432,748 shares issued and outstanding as of December 31, 2012 and 2011, respectively	888	743
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 and 200,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	300,000	-
Additional paid in capital	5,532,549	4,989,537
Accumulated deficit	(5,962,782)	(4,907,157)
Total stockholders' (deficit) equity	(129,343)	83,123

Total liabilities and stockholders' (deficit) equity	$292,588	$142,090

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011
REVENUE:
Sales	$31,503	$950
Royalties	3,032	-
Total revenue	34,535	950

COST OF GOODS SOLD	30,248	-

Gross profit	4,287	950

OPERATING EXPENSES:
Selling, general and administrative expenses	1,058,720	455,113
Depreciation	1,513	693
Total operating expenses:	1,060,233	455,806

Loss from operations	(1,055,946)	(454,856)

OTHER INCOME (EXPENSE):
Interest income	316	562
Gain on change in fair value of derivative liabilities	5,130	-
Interest expense	(5,125)	(5,079)

Total other income (expense):	321	(4,517)

Net loss before provision for income taxes	(1,055,625)	(459,373)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET LOSS	$(1,055,625)	$(459,373)

Net loss per common share, basic and diluted	$(0.13)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	8,359,469	7,109,592

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
TWO YEARS ENDED DECEMBER 31, 2012

									Total
							Additional		Stockholders'
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, January 1, 2011	-	$-	6,282,239	$628	200,000	$-	$4,444,637	$(4,447,784)	$(2,519)
Sale of common stock	-	-	910,732	91	-	-	329,867	-	329,958
Repurchase and cancelation of common stock	-	-	(667)	-	-	-	(5,000)	-	(5,000)
Common stock issued for services rendered	-	-	90,444	9	-	-	68,548	-	68,557
Common stock issued for officer compensation	-	-	150,000	15			151,485	-	151,500
Net loss	-	-	-	-	-	-	-	(459,373)	(459,373)
Balance, December 31, 2011	-	-	7,432,748	743	200,000	-	4,989,537	(4,907,157)	83,123
Sale of common stock	-	-	960,000	96	-	-	349,694	-	349,790
Common stock issued for services rendered	-	-	175,000	17	-	-	115,402	-	115,419
Common stock issued as officer compensation	-	-	316,667	32	-	-	214,028	-	214,060
Class B common stock issued as officer compensation	-	-	-	-	400,000	300,000	-	-	300,000
Sale of Series A Convertible Preferred stock	2,150	2	-	-	-	-	214,893	-	214,895
Reclassify initial fair value of anti-dilution provisions of the Series A Convertible Preferred stock	-	-	-	-	-	-	(351,005)	-	(351,005)
Net loss	-	-	-	-	-	-	-	(1,055,625)	(1,055,625)
Balance, December 31, 2012	2,150	$2	8,884,415	$888	600,000	$300,000	$5,532,549	$(5,962,782)	$(129,343)

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,055,625)	$(459,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,513	693
Common stock issued for services rendered	115,419	68,557
Common stock issued or issuable for officer compensation	514,060	151,500
Change in fair value of derivative liability	(5,130)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,882)	-
Increase in inventory	(18,420)	-
Increase in advances to suppliers	(33,300)	-
Increase (decrease) in accounts payable and accrued liabilities	22,089	(11,195)
Net cash used in operating activities	(480,276)	(249,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,642)	(4,071)
Net cash used in investing activities	(1,642)	(4,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	349,790	329,958
Proceeds from sale of Series A convertible preferred stock	214,895	-
Repurchase and cancellation of common stock	-	(5,000)
Repayments of shareholder loans	(5,000)	(20,000)
Net cash provided by financing activities	559,685	304,958

Net increase in cash	77,767	51,069

Cash beginning of period	138,712	87,643
Cash end of period	$216,479	$138,712

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

During 2011, the Company transitioned from a development stage enterprise to an operating company.  The Company’s eyewear is being sold in the United States and Europe, and the Company is planning for sales to be made in Australia during 2013.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

NOTE 2 - LIQUIDITY

The Company incurred various non-recurring expenses in 2012 in connection with non-recurring engineering costs and patent expenses.  As of December 31, 2012, the Company had working capital of approximately $213,000.  In March 2013, the Company received an additional $152,000 from the purchase of additional shares of preferred stock (See Note 14- Subsequent Events).  As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next 12 months.  However, there can be no assurance that additional non-recurring expenses may be incurred during 2013 or that the Company will be successful in completing its business development plan.

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

Patents

The Company’s patents (U.S. 5,717,479, U.S. 6,012,812, U.S. 6,950,531, U.S. 7,133,532, 8,243,973 and other international patents) which describe the general means for delivering sound through disposable sound attenuating components, are capitalized at the original cost, if purchased, or at the carrying basis of the transferor if contributed by an entity under common control.  Patent costs are amortized using the straight-line method over their estimated period of benefit remaining.  The Company evaluates the recoverability of patents annually taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  Costs of developing patents that are not specifically identifiable, that have indeterminate lives, or that are inherent in the continuation of the Company’s business are recognized as an expense when incurred.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Revenue recognized in the year ended December 31, 2012 relates to sales of product of $31,503 and royalties earned of $3,032.

Revenue recognized in the year ended December 31, 2011 included to sales of product which had previously been expensed and used as sample units of $950; therefore, there is no cost of goods associated with these sales.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2012 and 2011, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur research and development expenses for the years ended December 31, 2012 and 2011.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consist of reset provisions related to Series A Convertible preferred stock.  These embedded derivatives include certain conversion features and reset provisions. During the year ended December 31, 2012, upon issuance, therefore, the initial determined fair values of the reset provisions of $351,005 were reclassified from equity to liability.

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

There are no unrecognized tax benefits at December 31, 2012 and 20101 The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interests or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the year.  The Company has determined it has no uncertain tax positions at December 31, 2012. Currently, the Company’s federal and state income tax returns for the years 2009-2011 remain open to inspection by the IRS and various state taxing authorities.  The Company believes that it has appropriate support for income tax positions taken in its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter.

Inventories

Inventories are valued at the lower of cost or market, using the first-in first-out cost method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analysis and assumptions including, but not limited to, historical usage, expected future demand and market requirements. A change to the carrying value of inventories is recorded to cost of goods sold.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  Class B common stock is not convertible into the Company’s Class A common stock.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2012 and 2011.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

For the year ended December 31, 2012, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Series A Convertible preferred stock which was issued during the year ended December 31, 2012 and valued using level 3 inputs.  The carrying amounts of the Company's other assets and liabilities approximate fair value as of December 31, 2012 and 2011.

NOTE 5 — DERIVATIVE LIABILITY

The Company identified embedded derivatives related to the Series A Convertible preferred stock issued during year ended December 31, 2012.  These embedded derivatives included certain reset features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Series A Convertible preferred stock and to adjust the fair value as of each subsequent balance sheet date.  At the inception of the Series A Convertible preferred stock, the Company determined a fair value of $351,005 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	198.12%to 201.31%
Risk free rate:	0.16% to 0.19%

The initial fair value of the embedded debt derivative of $351,005 was reclassified from equity to liability at the date of inception.

The fair value of the described embedded derivative of $345,875 at December 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	201.31%
Risk free rate:	0.16%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $5,130 for the year ended December 31, 2012.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2012 and 2011:

	2012	2011
Loans payable, due on demand, interest at 10%	$13,486	$18,486
Accrued interest	38,566	33,441
	$52,052	$51,927

The Company recognized interest expense associated with the loans of $5,125 and $5,079 for the years ended December 31, 2012 and 2011, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred stock

During the year ended December 31, 2012, the Company designated 5,790 shares of authorized preferred stock as Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock, par value of $0.001, has stated value of $100 per share, is nonvoting and is convertible into the Company's Class A common stock determined by dividing by the conversion price. The initial conversion price is $0.3468 subject to certain anti-dilutive (reset) provisions until the first anniversary of the issuance date.

Upon the occurrence of certain triggering events, the holder of the Series A Convertible Preferred Stock has the right to require the Company to redeem all or a portion of the shares of Series A Preferred Stock. The redemption price is the greater of (A) the number of shares of Common Stock that the Series A Preferred Stock being redeemed are convertible into multiplied by the average market price on the date of redemption or (B) the Stated Value of the Series A Preferred Stock being redeemed multiplied by a Redemption Premium. The “Redemption Premium” is (A) 125% in the event that the Company fails to have the Common Stock be quoted on the OTC-QB or OTC-PK for a period of 10 days during any period of 12 months; (B) 250% in the event that the Company (1) fails to timely file an Annual Report on Form 10-K, an Quarterly Report on Form 10-Q or a Current Report on Form 8-K in the time periods that are required of a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (a “Reporting Delinquency”) within the first year from the closing date or (2) the Company makes any statement that it intends to not comply with proper requests for conversion of the Series A Preferred Stock; or (C) 200% in the event that the Company has a Reporting Delinquency after the first year from the closing date.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The Company has the right, at any time after two years from the closing date, to redeem all or a portion of the Series A Preferred Stock, upon 120 days prior written notice. The redemption price per share of Series A Preferred Stock shall equal 200% of the Stated Value.  In addition, upon the occurrence of a change in control or a liquidation, dissolution or winding up of the Company, the holder has the right to receive, at its election, either 200% of the Stated Value per share of Series A Preferred Stock, or share in the assets of the Company being distributed on a pro rata basis as if the Series A Preferred Stock had been converted into shares of Common Stock.

During the year ended December 31, 2012, the Company sold an aggregate of 2,150 shares of Series A Convertible Preferred Stock for net proceeds of $214,895.

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

As of December 31, 2012 and 2011, 8,884,415 and 7,432,748 shares of Class A common stock, respectively, and 600,000 and 200,000 shares of Class B common stock, respectively were issued and outstanding.

Private placements

During the year ended December 31, 2012 and 2011 the Company completed private placements of 960,000 and 910,732 shares of Class A common stock and has received proceeds totaling $349,790 and $329,958, respectively.

Shares Repurchased

During the year ended December 31, 2011, the Company re-acquired and canceled 667 shares of its Class A common stock for $5,000.

Shares Issued as Compensation

During the year ended December 31, 2012 and 2011, the Company issued 316,667 and 150,000 shares of Class A common stock as officer compensation with a fair value totaling $214,060 and $151,500, respectively.  In addition, during the year ended December 31, 2012, the Company issued 400,000 shares of Class B common stock with a fair value of $300,000.

Shares issued to consultants

During the year ended December 31, 2012 and 2011, the Company issued 175,000 and 90,444 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $115,419 and $68,557, respectively.

NOTE 8 – SHARE BASED COMPENSATION

2012 Incentive Stock Option Plan

On December 21, 2012, the Company’s shareholders approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options and stock grants up to 4,000,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the 2012 Plan, the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the Company shall not grant an Incentive Stock Option under the Plan to any employee if such grant would result in such employee holding the right to exercise for the first time in any one calendar year, under all Incentive Stock Options granted under the Plan or any other plan maintained by the Company, with respect to shares of Stock having an aggregate fair market value, determined as of the date of the Option is granted, in excess of $100,000. The exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith. Additionally, the vesting period of the grants under the 2012 Plan shall be immediate unless the Board determine and no Incentive Stock Option granted to a 10% holder shall be exercisable after five year, otherwise the and expiration period not more than ten years. The Company reserved 4,000,000 shares of its common stock for future issuance under the terms of the 2012 Plan.

As of December 31, 2012, there were no issued or outstanding options.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT-TOM RICKARDS

On May 3, 2011, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards received an annual salary of $36,000.  In addition, Mr. Rickards received 200,000 shares of series A common stock that was paid in equal installments at the end of each calendar quarter and a $600 per month car allowance. The employment agreement expired on May 31, 2012.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,750 (reduced to $2,000 beginning July 1, 2012) on a month-to-month basis. Total rent expense for the year ended December 31, 2012 and 2011 was $28,500 and $26,000, respectively.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 11 — CONCENTRATIONS

The Company’s revenues earned from sale of products and services for the year ended December 31, 2012 and 2011 included an aggregate of 100% from one customer of the Company's total revenues.

NOTE 12 — DEPENDENCY ON KEY MANAGEMENT

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

NOTE 13 — INCOME TAXES

At December 31, 2012, the Company had accumulated taxable losses of approximately $1,885,000 available to offset future taxable income, if any, which begin to expire in 2026.

The actual provision for income taxes differs from the amount computed by applying the federal statutory rate to losses before income taxes at December 31, 2012 and 2011, as follows:

	2012	2011
Federal income taxes at statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(3.6)	(3.6)
Permanent differences	22.4	22.4
Valuation allowance	15.2%	15.2%

The components of the net deferred tax asset (liability) at December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating losses	$426,000	$524,000
Valuation allowance	(426,000)	(524,000)
Net deferred tax assets	$-	$-

The Company evaluates a variety of factors in determining the amount of the deferred income taxes to be recognized, including the Company’s earnings history. As of December 31, 2012 and 2011, the Company has fully reserved the value of its deferred tax assets as it cannot determine that the ultimate realization of those assets is more likely than not.

NOTE 14 — SUBSEQUENT EVENTS

Class A common stock:

On January 30, 2013, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services rendered valued at $7,500.

On March 6, 2013, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services rendered valued at $7,500.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Series A Convertible Preferred Stock:

On February 11, 2013, the Company entered into exchange agreements with investors pursuant to which the investors exchanged an aggregate of 79,874 shares of the Company’s Class A common stock for an aggregate of 277 shares of Series A Convertible Preferred Stock.

On March 11, 2013, the Company entered into a securities purchase agreement with an investor providing for the sale 1,520 shares of Series A Convertible Preferred Stock at a price of $100 per share for aggregate cash proceeds of $152,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 for the reasons discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our sole director and executive officer and his age, titles, and biography as of December 31, 2012 are set forth below:

NAME	AGE	OFFICES HELD
Thomas Rickards	65	Chief Executive Officer and Director

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Rickards, CEO	2012	$36,000	--	$514,060	(a)	--	--	--	$7,200	(c)	$557,260
	2011	$36,000	--	$151,500	(b)	--	--	--	$7,200	(c)	$194,700

(a)  Pursuant to the employment agreement, Mr. Rickards received an aggregate of 316,667 shares of the Company’s Class A common stock and 400,000 shares of the Company’s Class B common stock
(b)  Pursuant to the employment agreement, Mr. Rickards received an aggregate of 150,000 shares of the Company's Class A common stock.
(c)  Mr. Rickards received an automobile allowance of $7,200 ($600 per month) for business use of his personal automobile.

Option/SAR Grants in Fiscal Year Ended December 31, 2012

None.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Equity Compensation Plan Information

On December 21, 2012, our shareholders approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options and stock grants up to 4,000,000 shares of our common stock to officers, directors, employees and consultants. Under the terms of the 2012 Plan, we may issue Incentive Stock Options as defined by the Internal Revenue Code to our employees only and nonstatutory options. Our Board of Directors determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, we shall not grant an Incentive Stock Option under the Plan to any employee if such grant would result in such employee holding the right to exercise for the first time in any one calendar year, under all Incentive Stock Options granted under the Plan or any other plan we maintain, with respect to shares of common stock having an aggregate fair market value, determined as of the date of the Option is granted, in excess of $100,000. The exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	3,674,166
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	3,674,166

Employment Agreements

On June 1, 2012, we entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company and (ii) 400,000 shares of class A common stock and (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree.  In addition, Mr. Rickards received 400,000 shares of series B common stock as a signing bonus, which was fully earned upon issuance, and receives a $600 per month car allowance.

Director Compensation

None.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 19, 2013:

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Thomas Rickards	Class A Common Stock	2,626,805	(4)	29.73%

All Officers and Directors As a Group (1 person)	Class A Common Stock	2,626,805	(4)	29.73%

George Bickerstaff (5)	Class A Common Stock	540,657		6.12%

Thomas Rickards	Class B Common Stock	600,000		100%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 19, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 8,834,541 shares of class A common stock and 600,000 shares of class B common stock issued and outstanding as of March 19, 2013.

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

We have an operating lease agreement for office space with our Chief Executive Officer and sole director who has agreed to sublet space to us for a fixed fee on a month-to-month basis, which was $1,750 a month through July 2011, $2,750 a month from August 2011 through June 2012 and $2,000 per month from July 1, 2012. Total rent expense for the years ended December 31, 2012 and 2011 was $28,500 and $26,000, respectively.

We have received financing from Thomas Rickards. The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2012 and 2011:

	2012	2011
Loans payable, due on demand, interest at 10%	$13,486	$18,486
Accrued interest	38,566	33,441
	$52,052	$51,927

We recognized interest expense associated with the loans of $5,125 and $5,079 for the years ended December 31, 2012 and 2011, respectively.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $43,046 and $63,075, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2012 and 2011.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2012 and 2011.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.01
Amended and Restated Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission (“Commission”) on July 23, 2010 and incorporated herein by reference.

3.02	Bylaws, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 8, 2010 and incorporated herein by reference.

3.03
Certificate of Designation, Rights and Preferences of the Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2012 and incorporated herein by reference.

10.01
Employment Agreement, dated as of May 1, 2011, by and between Energy Telecom, Inc. and Thomas Rickards, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 4, 2011 and incorporated herein by reference.

10.02
Distributor Agreement, dated January 27, 2012 and effective as of February 21, 2012, by and between Energy Telecom, Inc. and Honeywell International Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 27, 2012 and incorporated herein by reference.

10.03
Employment Agreement, effective as of June 1, 2012, by and between Energy Telecom, Inc. and Thomas Rickards, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 1, 2012 and incorporated herein by reference.

10.04
Form of Securities Purchase Agreement, dated as of November 5, 2012, by and between Energy Telecom Inc. and Normandia Capital, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2012 and incorporated herein by reference.

10.05	Form of Securities Purchase Agreement, dated as of January 9, 2013 but effective as of December 31, 2012, by and between Energy Telecom Inc. and Tidal East Global Relief Fund 80160-0503-RR0001.

10.06	Form of Exchange Agreement, dated as of February 11, 2013, by and between Energy Telecom Inc. and Normandia Capital.

10.07	Form of Exchange Agreement, dated as of February 11, 2013, by and between Energy Telecom Inc. and Robert Kalfayan.

10.08	Form of Securities Purchase Agreement, dated as of March 11, 2013, by and between Energy Telecom Inc. and Normandia Capital.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
___________

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

ENERGY TELECOM, INC.

Date: March 22, 2013	By: /s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ THOMAS RICKARDS Thomas Rickards	Director	March 22, 2013