Form 10-Q
period 2013-03-31
Energy Telecom, Inc.
filed 2013-05-13
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 10, 2013, there were 8,864,541 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

		Condensed statements of operations for the three months ended March 31, 2013 and 2012 (unaudited)	4

		Condensed statement of changes in stockholders’ deficit for the three months ended March 31, 2013 (unaudited)	5

		Condensed statements of cash flows for the three months ended March 31, 2013 and 2012 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	19-20

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21

	ITEM 1A.	Risk Factors	21

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	ITEM 3.	Defaults Upon Senior Securities	21

	ITEM 4.	Mine Safety Disclosures	21

	ITEM 5.	Other Information	21

	ITEM 6.	Exhibits	21

	SIGNATURES		22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$306,177	$216,479
Accounts receivable, net	61,500	20,882
Inventory	18,420	18,420
Advances to suppliers	-	33,300
Total current assets	386,097	289,081

Property and equipment, net	3,106	3,507

Total assets	$389,203	$292,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$88,037	$62,570
Stockholder notes payable	12,486	13,486
Total current liabilities	100,523	76,056

Derivative liability	369,111	345,875

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 and 2,150 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4	2
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,834,541 and 8,884,415 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	883	888
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	300,000	300,000
Additional paid in capital	5,574,354	5,532,549
Accumulated deficit	(5,955,672)	(5,962,782)
Total stockholders' deficit	(80,431)	(129,343)

Total liabilities and stockholders' deficit	$389,203	$292,588

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
	2013	2012
REVENUE:
Sales	$61,500	$13,719
Royalties	-	3,032
Total revenue	61,500	16,751

COST OF GOODS SOLD	50,703	11,217

Gross profit	10,797	5,534

OPERATING EXPENSES:
Selling, general and administrative expenses	160,714	171,431
Depreciation	401	310
Total operating expenses:	161,115	171,741

Loss from operations	(150,318)	(166,207)

OTHER INCOME (EXPENSE):
Interest income	78	70
Gain on change in fair value of derivative liabilities	158,628	-
Interest expense	(1,278)	(1,295)

Total other income (expense):	157,428	(1,225)

Net income (loss) before provision for income taxes	7,110	(167,432)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET INCOME (LOSS)	$7,110	$(167,432)

Net income (loss) per common share, basic	$0.00	$(0.02)

Net loss per common share, diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic	8,855,982	7,645,825

Weighted average number of common shares outstanding, diluted	9,994,102	7,645,825

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2013
(unaudited)

							Additional		Total
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2012	2,150	$2	8,884,415	$888	600,000	$300,000	$5,532,549	$(5,962,782)	$(129,343)
Common stock issued for services rendered	-	-	30,000	3	-	-	14,997	-	15,000
Common stock exchanged for Series A Convertible Preferred stock	277	-	(79,874)	(8)	-	-	8	-	-
Sale of Series A Convertible Preferred stock	1,520	2	-	-	-	-	151,998	-	152,000
Common stock issuable for officers compensation and services rendered	-	-	-	-	-	-	56,666	-	56,666
Reclassify initial fair value of anti-dilution provisions of the Series A Convertible Preferred stock	-	-	-	-	-	-	(181,864)	-	(181,864)
Net income	-	-	-	-	-	-	-	7,110	7,110
	3,947	$4	8,834,541	$883	600,000	$300,000	$5,574,354	$(5,955,672)	$(80,431)

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,110	$(167,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	401	310
Common stock issued for services rendered	15,000	27,865
Common stock issuable for officer compensation and services rendered	56,666	50,500
Change in fair value of derivative liability	(158,628)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(40,618)	(11,440)
Decrease in advances to suppliers	14,100	-
Increase in accounts payable and accrued liabilities	44,667	29,555
Net cash used in operating activities	(61,302)	(70,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,642)
Net cash used in investing activities	-	(1,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	349,790
Proceeds from sale of Series A convertible preferred stock	152,000	-
Repayments of shareholder loans	(1,000)	-
Net cash provided by financing activities	151,000	349,790

Net increase in cash	89,698	277,506

Cash - beginning of period	216,479	138,712
Cash - end of period	$306,177	$416,218

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Common stock exchanged for Series A Convertible Preferred stock	$8	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(unaudited)

NOTE 1 — NATURE OF OPERATIONS/BASIS OF PRESENTATION

Energy Telecom, Inc. (the “Company”) is an intellectual property exploitation Company providing patent protection to its manufacturing business partners so they may manufacture, market, distribute and sell worldwide a family of eyewear products delivering a full range of audio and optical information to mobile workers and recreational eyewear users. The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product. The Company’s Class A common stock trades from time to time on the over-the-counter-bulletin-board under the symbol “ENRG.OB”.

During the year ended December 31, 2011, the Company transitioned from a development stage enterprise to an operating company, as the Company’s manufacturing partner, Samsin USA, began producing the telecom eyewear product for delivery to a consumer-retail distributor for resale. The Company recognizes revenue when the product is sold and shipped by the distributor. The safety model eyewear is currently being sold in the Personal Protective Equipment markets.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2012 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2012.

NOTE 2 - LIQUIDITY

The Company incurred various non-recurring expenses in 2012 and for the three months ended March 31, 2013 in connection with non-recurring patent expenses.  As of March 31, 2013, the Company had working capital of approximately $286,000.   As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next 12 months.  As of March 31, 2013, the Company had a backlog from customers of approximately $307,500, which will convert to sales over the next few months once the eyewear is shipped.  The Company defines backlog as purchase orders from customers where the following conditions are met: (i) the sales price is fixed, (ii) the quantity is defined and (iii) a written contract, purchase order or documentary evidence exists representing a firm commitment by the customer and is likely to proceed. The dollar amount of backlog is not necessarily indicative of the Company’s future earnings related to the sales of its products due to factors outside its control, such as changes in customer procurement cycles. The Company cannot predict with certainty the portion of backlog orders to be sold in a period.

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
MARCH 31, 2013 AND 2012
(unaudited)

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

Revenue recognized during the three months ended March 31, 2013 relates to sales of product of $61,500.

Revenue recognized during the three months ended March 31, 2012 relates to sales of product of $13,719 and royalties earned of $3,032.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2013 and December 31, 2012, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consist of reset provisions related to Series A Convertible preferred stock.  These embedded derivatives include certain conversion features and reset provisions. During the three months ended March 31, 2013, upon issuance, therefore, the initial determined fair values of the reset provisions of $181,864 were reclassified from equity to liability.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(unaudited)

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A convertible preferred stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  Class B common stock is not convertible into the Company’s Class A common stock.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2012.

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(unaudited)

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

For the three months ended March 31, 2013, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Series A Convertible preferred stock and valued using level 3 inputs.  The carrying amount of the Company's other assets and liabilities approximate fair value as of March 31, 2013 and December 31, 2012.

NOTE 5 — DERIVATIVE LIABILITY

The Company identified embedded derivatives related to the Series A Convertible preferred stock issued during three months ended March 31, 2013.  These embedded derivatives included certain reset features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Series A Convertible preferred stock and to adjust the fair value as of each subsequent balance sheet date.  At issuance date of the Series A Convertible preferred stock, the Company determined a fair value of $181,864 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	194.97% to 197.29%
Risk free rate:	0.15%

The initial fair value of the embedded debt derivative of $181,864 was reclassified from equity to liability at the date of inception.

The fair value of the described embedded derivative of $369,111 the aggregate issued Series A convertible preferred stock at March 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0- %
Volatility	193.67%
Risk free rate:	0.14%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $158,628 for the three months ended March 31, 2013.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of March 31, 2013 and December 31, 2012:

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(unaudited)

	March 31, 2013	December 31, 2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	39,844	38,566
	$52,330	$52,052

The Company recognized interest expense associated with the loans of $1,278 and $1,295 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred stock

During the three months ended March 31, 2013, the Company sold 1,520 shares of Series A Convertible Preferred Stock for net proceeds of $152,000. In addition, the Company issued an aggregate of 277 shares of Series A Convertible Preferred Stock in exchange for the return and cancellation of 79,874 shares of its Class A common stock.

Common stock

Shares issued to consultants

During the three months ended March 31, 2013, the Company issued 30,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $15,000.

Shares issuable to consultant and officer

During the three months ended March 31, 2013, the Company charged to operations $7,200 and $49,467 for 15,000 and 100,000 shares of Class A common stock issuable to consultants and officer in exchange for services rendered, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $ $2,000 on a month-to-month basis. Total rent expense for the three months ended March 31, 2013 and 2012 was $6,000 and $8,250, respectively.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

NOTE 9 — CONCENTRATIONS

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2013 and 2012 included an aggregate of 100% from one and two customers of the Company's total revenues, respectively.  The Company’s purchases are from one manufacturer for the three months ended March 31, 2013 and 2012.

NOTE 10 — DEPENDENCY ON KEY MANAGEMENT

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(unaudited)

NOTE 11 — SUBSEQUENT EVENTS

On April 3, 2013, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services rendered valued at $7,200.

On April 25, 2013, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services rendered valued at $6,645.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

●
In December 2012, Honeywell Safety Products began officially marketing and accepting orders for its UVEX AcoustiMaxx Stereo Bluetooth eyewear within Europe.  We have been receiving purchase orders from Honeywell for sales made in the United States and Europe;

●
We have multiple patent applications pending in the United States and with the European Patent Office, and our patent counsel responds to comments on a regular basis to insure timely actions and filings.  In addition, we have made the necessary filings to allow us to file patent applications in certain European and Asian counties if our pending patent applications are granted by the USPTO; and

●
Escalating tensions between North Korea and South Korea could disrupt our operations. The telecommunication eyewear frames are manufactured by Samsin Innotec, which has plants in South Korea. In addition, all the components are shipped to South Korea, where they are assembled and tested, and then shipped out as a product ready for sale.

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

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue; Cost of Sales and Gross Profit

We generated $61,500 in revenues for the three months ended March 31, 2013 as compared to $16,751 for the three months ended March 31, 2012. Sales revenue for three months ended March 31, 2013 was $61,500 as compared to $13,719 for the same period last year.  Revenues from royalties for the three months ended March 31, 2013 were $nil as compared to $3,032 for the three months ended March 31, 2012.  Our revenue during the three months ended March 31, 2013 was from one customer (Honeywell) while our revenue during the three months ended March 31, 2012 was from two customers (Honeywell and Samsin).  We have granted our manufacturing partner, Samsin USA, a non-exclusive right to sell our eyewear.  Any sales made by Samsin are recorded as royalty payments, whereas any sales made to any of our other distribution partners are recorded as sales.

We expect to continue seeing a significant increase in revenue in 2013 as the eyewear product is being distributed and sold in the United States and Europe.  Planning is underway to sell the eyewear in Australia, Canada and New Zealand in 2013.  Our cost of sales was $50,703 for the three months ended March 31, 2013, netting us a gross profit of $10,797 compared to cost of sales of $11,217 for the three months ended March 31, 2012, netting us a gross profit of $5,534. The decrease in the percentage of gross profit to revenue in 2013 was because there was no cost of sales related to the $3,032 royalties earned during the three months ended March 31, 2012, and we had no royalties earned in 2013.  Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Operating Expenses

For the three months ended March 31, 2013 and 2012, selling, general and administrative expenses totaled $160,714 and $171,431, respectively.

A summary comparison for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Professional fees	$43,950	$78,759
Office and utilities	14,977	14,747
Travel and promotion	6,862	4,517
Salaries and related taxes	9,851	9,902
Equity based compensation	49,467	50,500
Patents and trademarks	32,399	12,971
Other	3,207	35
Total	$160,713	$171,431

The primary decrease in selling, general and administrative expenses is due to reduction in professional fees from $78,759 for the three months ended March 31, 2012 to $43,950 for the current period, a reduction of $34,809. The primary reason for the decrease in professional fees was related to additional audit fees in 2012 due to change in auditors as compared the current period. Net with the decrease in professional fees, our patent and trademark expenses increased to $32,399 for the three months ended March 31, 2013 as compared to $12,971, an increase of $19,428.  The primary reason for the increase in patent and trademark expenses was related to a new U.S. patent application filed, along with a patent cooperation treaty application filing covering 11 foreign countries related to a U.S. patent granted in 2012.

Depreciation

Deprecation for the three months ended March 31, 2013 was $401 as compared to $310 for the same period last year.

Other Income and Expenses

We sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For the three months ended March 31, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $158,628 as compared to $Nil in 2012.

For the three months ended March 31, 2013, we incurred $1,278 in interest expense, which was offset by $78 in interest income, compared to $1,295 in interest expense, which was offset by $70 in interest income, for the three months ended March 31, 2012.

Interest expense decreased by $17 primarily due to reductions in underlying related party notes payable.

Net Income (Loss)

For the three months ended March 31, 2013, we reported a net income of $7,110 ($0.00 per share of common stock) as a result of the foregoing, compared to a net loss of $167,432 ($0.02 per share of common stock) for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital of $285,574. For the three months ended March 31, 2013, we used $61,302 in cash in operating activities. Cash provided by financing activities totaled $151,000, primarily from the issuance of Series A convertible preferred stock of $152,000, net with repayment of shareholder loans of $1,000.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.  For the three months ended March 31, 2013, we sold 1,520 shares of our Series A convertible preferred stock for $152,000. Our Series A convertible preferred stock certain anti-dilution protection up to the first anniversary of the issuance date.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We have sufficient funds to conduct our proposed operations for at least the next 12 months.  However, depending on revenues, we may continue to seek additional equity investments.  There can be no assurance that financing, if needed, will be available in amounts or on terms acceptable to us, if at all. During the three months ended March 31, 2013, we raised $152,000 from the sale of securities compared with $349,790 for the three months ended March 31, 2012.  As we continue to increase operations and generate additional revenue, we believe it is more likely that investors would be willing to fund operations in the short-term, if needed.

As of March 31, 2013, we had working capital of $285,574.  We currently use about $21,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees), but excludes non-recurring patent expenses.  Typically, our expenses are greater in the first fiscal quarter, resulting from increased legal and auditing fees relating to the preparation of our annual report, but our expenses may vary from period to period.  We expect that our burn rate will remain relatively consistent for the next twelve months.

As of March 31, 2013, we had a backlog from customers of approximately $307,500, which will convert to sales over the next few months once the eyewear is shipped.  We define backlog as purchase orders from customers where the following conditions are met: (i) the sales price is fixed, (ii) the quantity is defined and (iii) a written contract, purchase order or documentary evidence exists representing a firm commitment by the customer and is likely to proceed. The dollar amount of backlog is not necessarily indicative of our future earnings related to the sales of our products due to factors outside our control, such as changes in customer procurement cycles. We cannot predict with certainty the portion of backlog orders to be sold in a period.

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

Preferred Stock Financings

On November 5, 2012, we entered into a securities purchase agreement with Normandia Capital (“Normandia”) providing for the sale by us to Normandia of 1,150 shares of our series A convertible preferred stock (“Series A Preferred Stock”) at a price of $100 per share of Series A Preferred Stock for aggregate cash proceeds of $114,965 (the “November Financing”).

On January 9, 2013, but effective December 31, 2012, we entered into a securities purchase agreement with Tidal East Global Relief Fund 80160-0503-RR0001 (“Tidal East”) providing for the sale by us to Tidal East of 999.3 shares of Series A Preferred Stock at a price of $100 per share of Series A Preferred Stock for aggregate cash proceeds of $99,930 (the “December Financing”).

On February 11, 2013, we entered into exchange agreements with Normandia and Robert Kalfayan (“Kalfayan” and together with Normandia and Tidal East, the “Investors”), pursuant to which Normandia and Kalfayan exchanged an aggregate of 79,874 shares of our Class A common stock for an aggregate of 277 shares of Series A Preferred Stock.

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

In connection with the Financings, we granted Normandia and Tidal East a right of first refusal on any proposed sale by us of any shares of common or preferred stock, except for certain exempted issuances.  The right of first refusal is for the earlier of one year from the closing date of such Investor’s Financing or until such Investor no longer holds any of our securities.  In addition, we granted Normandia and Tidal East piggyback registration rights for a period of two years from the closing date of such Investor’s Financing.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder notes payable as of March 31, 2013 (unaudited) and December 31, 2012:

	March 31, 2013	December 31, 2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	39,844	38,566
	$52,330	$52,052

Critical Accounting Policies

The accounting policies we identify as critical are as follows:

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

Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic income (loss) per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of Class A shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A convertible preferred stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. Class B common stock is not convertible into the Company’s Class A common stock. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2012.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, we issued an aggregate of 30,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $15,000. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

ENERGY TELECOM, INC.

Date: May 13, 2013	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)