Form 10-Q
period 2013-06-30
Energy Telecom, Inc.
filed 2013-08-13
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 9, 2013, there were 8,894,541 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

		Condensed statements of operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	4

		Condensed statement of changes in stockholders’ deficit for the six months ended June 30, 2013 (unaudited)	5

		Condensed statements of cash flows for the six months ended June 30, 2013 and 2012 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	19-21

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21

	ITEM 1A.	Risk Factors	21

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	ITEM 3.	Defaults Upon Senior Securities	21

	ITEM 4.	Mine Safety Disclosures	21

	ITEM 5.	Other Information	21

	ITEM 6.	Exhibits	22

	SIGNATURES		23

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$161,217	$216,479
Accounts receivable, net	119,925	20,882
Inventory	18,420	18,420
Advances to suppliers	-	33,300
Total current assets	299,562	289,081

Property and equipment, net	2,705	3,507

Total assets	$302,267	$292,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,801	$62,570
Stockholder notes payable	12,486	13,486
Total current liabilities	71,287	76,056

Derivative liability	237,535	345,875

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 and 2,150 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4	2
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,879,541 and 8,884,415 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	888	888
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	300,000	300,000
Additional paid in capital	5,621,093	5,532,549
Accumulated deficit	(5,928,540)	(5,962,782)
Total stockholders' deficit	(6,555)	(129,343)

Total liabilities and stockholders' deficit	$302,267	$292,588

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUE:
Sales	$119,925	$-	$181,425	$13,719
Royalties	-	-	-	3,032
Total revenue	119,925	-	181,425	16,751

COST OF GOODS SOLD	97,680	-	148,383	11,217

Gross profit	22,245	-	33,042	5,534

OPERATING EXPENSES:
Selling, general and administrative expenses	125,052	491,714	285,766	663,145
Depreciation	401	401	802	711
Total operating expenses:	125,453	492,115	286,568	663,856

Loss from operations	(103,208)	(492,115)	(253,526)	(658,322)

OTHER INCOME (EXPENSE):
Interest income	69	121	147	191
Gain on change in fair value of derivative liabilities	131,576	-	290,204	-
Interest expense	(1,305)	(1,302)	(2,583)	(2,597)

Total other income (expense):	130,340	(1,181)	287,768	(2,406)

Net income (loss) before provision for income taxes	27,132	(493,296)	34,242	(660,728)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET INCOME (LOSS)	$27,132	$(493,296)	$34,242	$(660,728)

Net income (loss) per common share, basic	$0.00	$(0.06)	$0.00	$(0.08)

Net loss per common share, diluted	$(0.01)	$(0.06)	$(0.03)	$(0.08)

Weighted average number of common shares outstanding, basic	8,865,200	8,508,618	8,860,617	8,077,221

Weighted average number of common shares outstanding, diluted	10,003,320	8,508,618	9,998,737	8,077,221

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2013
(unaudited)
									Total
							Additional		Stockholders'
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2012	2,150	$2	8,884,415	$888	600,000	$300,000	$5,532,549	$(5,962,782)	$(129,343)
Common stock issued for services rendered	-	-	75,000	8	-	-	34,934	-	34,942
Common stock exchanged for Series A Convertible Preferred stock	277	-	(79,874)	(8)	-	-	8	-	-
Sale of Series A Convertible Preferred stock	1,520	2	-	-	-	-	151,998	-	152,000
Common stock issuable for officers compensation and services rendered	-	-	-	-	-	-	83,468	-	83,468
Reclassify initial fair value of anti-dilution provisions of the Series A Convertible Preferred stock	-	-	-	-	-	-	(181,864)	-	(181,864)
Net income	-	-	-	-	-	-	-	34,242	34,242
Balance, June 30, 2013	3,947	$4	8,879,541	$888	600,000	$300,000	$5,621,093	$(5,928,540)	$(6,555)

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,242	$(660,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	802	711
Common stock issued for services rendered	34,942	51,366
Common stock issued or issuable for officer compensation	-	368,499
Common stock issuable for officers compensation and services rendered	83,468
Change in fair value of derivative liability	(290,204)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(99,043)	(11,440)
Decrease in advances to suppliers	33,300	-
(Decrease ) increase in accounts payable and accrued liabilities	(3,769)	20,858
Net cash used in operating activities	(206,262)	(230,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,642)
Net cash used in investing activities	-	(1,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	349,790
Proceeds from sale of Series A convertible preferred stock	152,000	-
Repayments of shareholder loans	(1,000)	(5,000)
Net cash provided by financing activities	151,000	344,790

Net (decrease ) increase in cash	(55,262)	112,414

Cash beginning of period	216,479	138,712
Cash end of period	$161,217	$251,126

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock issued for prepaid compensation	$-	$31,000
Common stock issued for Series A convertible preferred stock	$8	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
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

NOTE 2 - LIQUIDITY

The Company incurred various non-recurring expenses in 2012 and for the six months ended June 30, 2013 in connection with non-recurring patent expenses.  As of June 30, 2013, the Company had working capital of $228,275.   As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next 12 months.  As of June 30, 2013, the Company had a backlog from customers of approximately $187,575, which will convert to sales over the next few months once the eyewear is shipped.  The Company defines backlog as purchase orders from customers where the following conditions are met: (i) the sales price is fixed, (ii) the quantity is defined and (iii) a written contract, purchase order or documentary evidence exists representing a firm commitment by the customer and is likely to proceed. The dollar amount of backlog is not necessarily indicative of the Company’s future earnings related to the sales of its products due to factors outside its control, such as changes in customer procurement cycles. The Company cannot predict with certainty the portion of backlog orders to be sold in a period.

Additionally, another branded-version of the Company’s telecommunications eyewear is scheduled to be ready for sale in the third quarter of 2013, with royalties billed for when the product is shipped.

However, there can be no assurance that additional non-recurring expenses may be incurred during 2013 or that the Company will be successful in completing its business development plan.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(unaudited)

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

Revenue recognized during the three and six months ended June 30, 2013 relates to sales of product of $119,925 and $181,425, respectively.

Revenue recognized during the six months ended June 30, 2012 relates to sales of product of $13,719 and royalties earned of $3,032. The Company did not generate any revenue during the three months ended June 30, 2012.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2013 and December 31, 2012, the Company has deemed that no allowance for doubtful accounts was necessary.

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(unaudited)

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consist of reset provisions related to Series A Convertible Preferred Stock.  These embedded derivatives include certain conversion features and reset provisions. During the six months ended June 30, 2013, upon issuance, therefore, the initial determined fair values of the reset provisions of $181,864 were reclassified from equity to liability.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  Class B common stock is not convertible into the Company’s Class A common stock.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three and six months ended June 30, 2012.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(unaudited)

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

For the six months ended June 30, 2013, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Series A Convertible Preferred Stock and valued using level 3 inputs.  The carrying amount of the Company's other assets and liabilities approximate fair value as of June 30, 2013 and December 31, 2012.

NOTE 5 — DERIVATIVE LIABILITY

The Company identified embedded derivatives related to the Series A Convertible Preferred Stock issued during six months ended June 30, 2013.  These embedded derivatives included certain reset features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Series A Convertible Preferred Stock and to adjust the fair value as of each subsequent balance sheet date.  At issuance date of the Series A Convertible Preferred Stock, the Company determined a fair value of $181,864 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	194.97% to 197.29%
Risk free rate:	0.15%

The initial fair value of the embedded debt derivative of $181,864 was reclassified from equity to liability at the date of inception.

The fair value of the described embedded derivative of $237,535 the aggregate issued Series A Convertible Preferred Stock at June 30, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	186.05%
Risk free rate:	0.10%

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(unaudited)

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gains of $131,576 and $290,204 for the three and six months ended June 30, 2013, respectively.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	41,149	38,566
	$53,635	$52,052

The Company recognized interest expense associated with the loans of $1,305 and $2,583 for the three and six months ended June 30, 2013, respectively; and $1,302 and $2,597 for the three and six months ended June 30, 2012, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred stock

During the six months ended June 30, 2013, the Company sold 1,520 shares of Series A Convertible Preferred Stock for net proceeds of $152,000. In addition, the Company issued an aggregate of 277 shares of Series A Convertible Preferred Stock in exchange for the return and cancellation of 79,874 shares of its Class A common stock.

Common stock

Shares issued to consultants

During the six months ended June 30, 2013, the Company issued 75,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $34,942.

Shares issuable to consultant and officer

During the six months ended June 30, 2013, the Company charged to operations $5,820 and $77,648 for 15,000 and 166,667 shares of Class A common stock issuable to consultants and an officer in exchange for services rendered, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for the three and six months ended June 30, 2013 was $6,000 and $12,000, respectively, and $8,250 and $16,500 for the three and six months ended June 30, 2012, respectively.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(unaudited)

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

NOTE 9 — CONCENTRATIONS

The Company’s revenues earned from sale of products for the three and months ended June 30, 2013 and 2012 included an aggregate of 100% from one and two customers of the Company's total revenues, respectively.  The Company’s purchases are from one manufacturer for the three and six months ended June 30, 2013 and 2012.

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

NOTE 11 — SUBSEQUENT EVENTS

In July 2013, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services valued at $6,180.

In August 2013, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services valued at $5,715.

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue; Cost of Sales and Gross Profit

We generated $119,925 in revenues for the three months ended June 30, 2013 as compared to $-0- for the three months ended June 30, 2012. Revenue for three months ended June 30, 2013 was comprised totally of sales. Our revenue during the three months ended June 30, 2013 was from one customer (Honeywell).  We have granted our manufacturing partner, Samsin USA, a non-exclusive right to sell our eyewear.  Any sales made by Samsin are recorded as royalty payments, whereas any sales made to Honeywell are recorded as sales.

We expect to continue seeing a significant increase in revenue in 2013 as the eyewear product is being distributed and sold in the United States, Europe and Australia.  Planning is underway to sell the eyewear in Canada and New Zealand in 2013.  Our cost of sales was $97,680 for the three months ended June 30, 2013, netting us a gross profit of $22,245.  We did not have cost of sales for the three months ended June 30, 2012.

Additionally, another branded-version of our telecommunications eyewear is scheduled to be ready for sale in the third quarter of 2013, with royalties billed for when the product is shipped.

Operating Expenses

For the three months ended June 30, 2013 and 2012, selling, general and administrative expenses totaled $125,052 and $491,714, respectively.

A summary comparison for the three months ended June 30, 2013 and 2012 is as follows:

	2013	2012
Professional fees	$53,068	$48,882
Office and utilities	15,157	16,971
Travel and promotion	2,586	1,939
Salaries and related taxes	9,689	9,681
Equity based compensation	28,181	318,000
Patents and trademarks	16,218	95,472
Other	153	769
Total	$125,052	$491,714

The primary decrease in selling, general and administrative expenses is due to reduction in equity based compensation from $318,000 for the three months ended June 30, 2012 to $28,181 for the current period, a reduction of $289,819. During the three months ended June 30, 2012, we issued 400,000 shares of Class B common stock as a signing bonus to our Chief Executive Officer in connection with a new employment agreement, which was valued at $300,000 and 33,333 shares of Class A common stock in connection with a prior employment agreement, which was valued at $18,000. Our patent and trademark expenses decreased to $16,218 for the three months ended June 30, 2013 as compared to $95,472 for the three months ended June 30, 2012, a decrease of $79,254.  During the three months ended June 30, 2012, we incurred product development cost payment of $49,595 and patent related legal costs of $45,465.

Depreciation

Deprecation for the three months ended June 30, 2013 and 2012 was $401.

Other Income and Expenses

We sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For the three months ended June 30, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $131,576 as compared to $Nil in 2012.

For the three months ended June 30, 2013, we incurred $1,305 in interest expense, which was offset by $69 in interest income, compared to $1,302 in interest expense, which was offset by $121 in interest income, for the three months ended June 30, 2012.

Net Income (Loss)

For the three months ended June 30, 2013, we reported a net income of $27,132 ($0.00 per share of common stock) as a result of the foregoing, compared to a net loss of $493,296 ($0.06 per share of common stock) for the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenue; Cost of Sales and Gross Profit

We generated $181,425 in revenues for the six months ended June 30, 2013 as compared to $16,751 for the six months ended June 30, 2012. Sales revenue for six months ended June 30, 2013 was $181,425 as compared to $13,719 for the same period last year.  Revenues from royalties for the six months ended June 30, 2013 were $nil as compared to $3,032 for the six months ended June 30, 2012.  Our revenue during the six months ended June 30, 2013 was from one customer (Honeywell) while our revenue during the six months ended June 30, 2012 was from two customers (Honeywell and Samsin).  We have granted our manufacturing partner, Samsin USA, a non-exclusive right to sell our eyewear.  Any sales made by Samsin are recorded as royalty payments, whereas any sales made to Honeywell are recorded as sales.

We expect to continue seeing a significant increase in revenue in 2013 as the eyewear product is being distributed and sold in the United States, Europe and Australia.  Planning is underway to sell the eyewear in Canada and New Zealand in 2013.  Our cost of sales was $148,383 for the six months ended June 30, 2013, netting us a gross profit of $33,042 compared to cost of sales of $11,217 for the six months ended June 30, 2012, netting us a gross profit of $5,534. The decrease in the percentage of gross profit to revenue in 2013 was because there was no cost of sales related to the $3,032 royalties earned during the six months ended June 30, 2012, and we had no royalties earned in 2013.

Additionally, another branded-version of our telecommunications eyewear is scheduled to be ready for sale in the third quarter of 2013, with royalties billed for when the product is shipped.

Operating Expenses

For the six months ended June 30, 2013 and 2012, selling, general and administrative expenses totaled $285,766 and $663,145, respectively.

A summary comparison for the six months ended June 30, 2013 and 2012 is as follows:

	2013	2012
Professional fees	$97,018	$127,641
Office and utilities	30,134	31,718
Travel and promotion	9,448	6,456
Salaries and related taxes	19,540	19,583
Equity based compensation	77,648	368,500
Patents and trademarks	48,617	108,443
Other	3,361	804
Total	$285,766	$663,145

The primary decrease in selling, general and administrative expenses is due to reduction in equity based compensation from $368,500 for the six months ended June 30, 2012 to $77,648 for the current period, a reduction of $290,852. During the six months ended June 30, 2012, we issued 400,000 shares of Class B common stock as a signing bonus to our Chief Executive Officer in connection with a new employment agreement, which was valued at $300,000 and 83,333 shares of Class A common stock in connection with a prior employment agreement, which was valued at $68,500 as compared to $77,648 in equity based compensation for the six months ended June 30, 2013. Our patent and trademark expenses decreased to $48,617 for the six months ended June 30, 2013 as compared to $108,443 for the six months ended June 30, 2012, a decrease of $59,826.  During the six months ended June 30, 2012, we incurred product development cost payment of $49,595 and patent related legal costs of $45,465 as compared to patent related legal costs of $48,617 during the six months ended June 30, 2013 for to a new U.S. patent application filed, along with a patent cooperation treaty application filing covering 11 foreign countries related to a U.S. patent granted in 2012.

Our professional fees decreased to $97,018 for the six months ended June 30, 2013 as compared to $127,641 for the six months ended June 30, 2012, a decrease of $30,623.  The primary reason for the decrease in professional fees was related to additional audit fees in 2012 due to change in auditors as compared to the current period.

Depreciation

Deprecation for the six months ended June 30, 2013 was $802 as compared to $711 for the same period last year.

Other Income and Expenses

We sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For the six months ended June 30, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $290,204 as compared to $Nil in 2012.

For the six months ended June 30, 2013, we incurred $2,583 in interest expense, which was offset by $147 in interest income, compared to $2,597 in interest expense, which was offset by $191 in interest income, for the six months ended June 30, 2012.  Interest expense decreased by $14 primarily due to reduction in underlying related party notes payable.

Net Income (Loss)

For the six months ended June 30, 2013, we reported a net income of $34,242 ($0.00 per share of common stock) as a result of the foregoing, compared to a net loss of $660,728 ($0.08 per share of common stock) for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of $228,275. For the six months ended June 30, 2013, we used $206,262 in cash in operating activities. Cash provided by financing activities totaled $151,000, primarily from the issuance of Series A convertible preferred stock of $152,000, net with repayment of shareholder loans of $1,000.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.  For the six months ended June 30, 2013, we sold 1,520 shares of our Series A convertible preferred stock for $152,000. Our Series A convertible preferred stock certain anti-dilution protection up to the first anniversary of the issuance date.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We have sufficient funds to conduct our proposed operations for at least the next 12 months.  However, depending on revenues, we may continue to seek additional equity investments.  There can be no assurance that financing, if needed, will be available in amounts or on terms acceptable to us, if at all. During the six months ended June 30, 2013, we raised $152,000 from the sale of securities compared with $349,790 for the six months ended June 30, 2012.  As we continue to increase operations and generate additional revenue, we believe it is more likely that investors would be willing to fund operations in the short-term, if needed.

As of June 30, 2013, we had working capital of $228,275.  We currently use about $21,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees), but excludes non-recurring patent expenses.  Typically, our expenses are greater in the first fiscal quarter, resulting from increased legal and auditing fees relating to the preparation of our annual report, but our expenses may vary from period to period.  We expect that our burn rate will remain relatively consistent for the next twelve months.

As of June 30, 2013, we had a backlog from customers of approximately $187,575, which will convert to sales over the next few months once the eyewear is shipped.  We define backlog as purchase orders from customers where the following conditions are met: (i) the sales price is fixed, (ii) the quantity is defined and (iii) a written contract, purchase order or documentary evidence exists representing a firm commitment by the customer and is likely to proceed. The dollar amount of backlog is not necessarily indicative of our future earnings related to the sales of our products due to factors outside our control, such as changes in customer procurement cycles. We cannot predict with certainty the portion of backlog orders to be sold in a period.

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

The following table summarizes stockholder notes payable as of June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013	December 31, 2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	41,149	38,566
	$53,635	$52,052

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

Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic income (loss) per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of Class A shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A convertible preferred stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. Class B common stock is not convertible into the Company’s Class A common stock. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and six months ended June 30, 2012.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013, we issued an aggregate of 60,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $25,762. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

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

ENERGY TELECOM, INC.

Date: August 13, 2013	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)