Form 10-Q
period 2013-09-30
Energy Telecom, Inc.
filed 2013-11-05
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, there were 8,969,541 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

		Condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4

		Condensed statement of changes in stockholders’ deficit for the nine months ended September 30, 2013 (unaudited)	5

		Condensed statements of cash flows for the nine months ended September 30, 2013 and 2012 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	19-20

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21

	ITEM 1A.	Risk Factors	21

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	ITEM 3.	Defaults Upon Senior Securities	21

	ITEM 4.	Mine Safety Disclosures	21

	ITEM 5.	Other Information	21

	ITEM 6.	Exhibits	21

	SIGNATURES		22

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$245,347	$216,479
Accounts receivable, net	61,500	20,882
Inventory	18,420	18,420
Prepaid expenses	5,250	-
Advances to suppliers	-	33,300
Total current assets	330,517	289,081

Property and equipment, net	2,304	3,507

Total assets	$332,821	$292,588

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$101,993	$62,570
Stockholder notes payable	12,486	13,486
Total current liabilities	114,479	76,056

Derivative liability	145,318	345,875

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 and 2,150 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4	2
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,954,541 and 8,884,415 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	895	888
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	300,000	300,000
Additional paid in capital	5,643,192	5,532,549
Accumulated deficit	(5,871,067)	(5,962,782)
Total stockholders' equity (deficit)	73,025	(129,343)

Total liabilities and stockholders' equity (deficit)	$332,821	$292,588

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUE:
Sales	$187,575	$17,784	$369,000	$31,503
Royalties	-	-	-	3,032
Total revenue	187,575	17,784	369,000	34,535

COST OF GOODS SOLD	146,520	19,030	294,903	30,247

Gross profit (loss)	41,055	(1,246)	74,097	4,288

OPERATING EXPENSES:
Selling, general and administrative expenses	74,093	220,024	359,859	883,169
Depreciation	401	401	1,203	1,112
Total operating expenses:	74,493	220,425	361,062	884,281

Loss from operations	(33,438)	(221,671)	(286,965)	(879,993)

OTHER INCOME (EXPENSE):
Interest income	46	74	193	265
Gain on change in fair value of derivative liabilities	92,218	-	382,422	-
Interest expense	(1,352)	(1,248)	(3,935)	(3,845)

Total other income (expense):	90,912	(1,174)	378,680	(3,580)

Net income (loss) before provision for income taxes	57,473	(222,845)	91,715	(883,573)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET INCOME (LOSS)	$57,473	$(222,845)	$91,715	$(883,573)

Net income (loss) per common share, basic	$0.01	$(0.03)	$0.01	$(0.11)

Net loss per common share, diluted	$(0.00)	$(0.03)	$(0.03)	$(0.11)

Weighted average number of common shares outstanding, basic	8,918,345	8,621,027	8,880,071	8,259,813

Weighted average number of common shares outstanding, diluted	10,056,465	8,621,027	10,018,191	8,259,813

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)
									Total
							Additional		Stockholders'
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, December 31, 2012	2,150	$2	8,884,415	$888	600,000	$300,000	$5,532,549	$(5,962,782)	$(129,343)
Common stock issued for services rendered	-	-	135,000	14	-	-	57,605	-	57,619
Common stock issued for prepaid compensation	-	-	15,000	2	-	-	5,248	-	5,250
Common stock exchanged for Series A Convertible Preferred stock	277	-	(79,874)	(8)	-	-	8	-	-
Sale of Series A Convertible Preferred stock	1,520	2	-	-	-	-	151,998	-	152,000
Common stock issuable for officers compensation	-	-	-	-	-	-	77,649	-	77,649
Reclassify initial fair value of anti-dilution provisions of the Series A Convertible Preferred stock	-	-	-	-	-	-	(181,864)	-	(181,864)
Net income	-	-	-	-	-	-	-	91,715	91,715
Balance, September 30, 2013	3,947	$4	8,954,541	$895	600,000	$300,000	$5,643,193	$(5,871,067)	$73,025

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91,715	$(883,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,203	1,112
Common stock issued for services rendered	57,617	77,849
Common stock issued or issuable for officer compensation	-	445,349
Common stock issuable for officers compensation and services rendered	77,649
Change in fair value of derivative liability	(382,421)	-
Changes in operating assets and liabilities:
Accounts receivable	(40,618)	(20,882)
Advances to suppliers	33,300	-
Accounts payable and accrued liabilities	39,423	41,176
Net cash used in operating activities	(122,132)	(338,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,642)
Net cash used in investing activities	-	(1,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	349,790
Proceeds from sale of Series A convertible preferred stock	152,000	-
Repayments of shareholder loans	(1,000)	(5,000)
Net cash provided by financing activities	151,000	344,790

Net increase in cash	28,868	4,179

Cash beginning of period	216,479	138,712
Cash end of period	$245,347	$142,891

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock issued for prepaid compensation	$5,250	$31,000
Common stock exchanged for Series A convertible preferred stock	$8	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
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

NOTE 2 - LIQUIDITY

The Company incurred various non-recurring expenses in 2012 and for the nine months ended September 30, 2013 in connection with non-recurring patent expenses.  As of September 30, 2013, the Company had working capital of $216,038.   As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next 12 months.  As of September 30, 2013, the Company had a backlog from customers of approximately $61,500, which will convert to sales over the next few months once the eyewear is shipped.  The Company defines backlog as purchase orders from customers where the following conditions are met: (i) the sales price is fixed, (ii) the quantity is defined and (iii) a written contract, purchase order or documentary evidence exists representing a firm commitment by the customer and is likely to proceed. The dollar amount of backlog is not necessarily indicative of the Company’s future earnings related to the sales of its products due to factors outside its control, such as changes in customer procurement cycles. The Company cannot predict with certainty the portion of backlog orders to be sold in a period.

Additionally, another branded-version of the Company’s telecommunications eyewear is scheduled to be ready for sale in the fourth quarter of 2013, with royalties billed for when the product is shipped.

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
SEPTEMBER 30, 2013 AND 2012
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

Revenue recognized during the three and nine months ended September 30, 2013 related to sales of product of $187,575 and $369,000, respectively.

Revenue recognized during the three and nine months ended September 30, 2012 related to sales of product of $17,784 and $31,503, respectively; and royalties earned of $3,032 for the nine months ended September 30, 2012.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2013 and December 31, 2012, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consist of reset provisions related to Series A Convertible Preferred Stock.  These embedded derivatives include certain conversion features and reset provisions. During the nine months ended September 30, 2013, upon issuance, therefore, the initial determined fair values of the reset provisions of $181,864 were reclassified from equity to liability.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  Class B common stock is not convertible into the Company’s Class A common stock.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2012.

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
SEPTEMBER 30, 2013 AND 2012
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

For the nine months ended September 30, 2013, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Series A Convertible Preferred Stock and valued using level 3 inputs.  The carrying amount of the Company's other assets and liabilities approximate fair value as of September 30, 2013 and December 31, 2012.

NOTE 5 — DERIVATIVE LIABILITY

The Company identified embedded derivatives related to the Series A Convertible Preferred Stock issued during nine months ended September 30, 2013.  These embedded derivatives included certain reset features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Series A Convertible Preferred Stock and to adjust the fair value as of each subsequent balance sheet date.  At issuance date of the Series A Convertible Preferred Stock, the Company determined a fair value of $181,864 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	194.97% to 197.29%
Risk free rate:	0.15%

The initial fair value of the embedded debt derivative of $181,864 was reclassified from equity to liability at the date of inception.

The fair value of the described embedded derivative of $145,318 the aggregate issued Series A Convertible Preferred Stock at September 30, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	177.05%
Risk free rate:	0.02%

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gains of $92,218 and $382,422 for the three and nine months ended September 30, 2013, respectively.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(unaudited)

The following table summarizes stockholder loans payable as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	42,501	38,566
	$54,987	$52,052

The Company recognized interest expense associated with the loans of $1,352 and $3,935 for the three and nine months ended September 30, 2013, respectively; and $1,248 and $3,845 for the three and nine months ended September 30, 2012, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred stock

During the nine months ended September 30, 2013, the Company sold 1,520 shares of Series A Convertible Preferred Stock for net proceeds of $152,000. In addition, the Company issued an aggregate of 277 shares of Series A Convertible Preferred Stock in exchange for the return and cancellation of 79,874 shares of its Class A common stock.

Common stock

Shares issued to consultants

During the nine months ended September 30, 2013, the Company issued 135,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $57,619.

During the nine months ended September 30, 2013, the Company issued 15,000 shares of Class A common stock to consultants for prepaid compensation with a fair value totaling $5,250.

Shares issuable to officer

During the nine months ended September 30, 2013, the Company charged to operations $77,648 for 166,667 shares of Class A common stock issuable to an officer in exchange for services rendered.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for the three and nine months ended September 30, 2013 was $6,000 and $18,000, respectively, and $8,250 and $22,500 for the three and nine months ended September 30, 2012, respectively.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
(unaudited)

NOTE 9 — CONCENTRATIONS

The Company’s revenues earned from sale of products for the three and nine months ended September 30, 2013 and 2012 included an aggregate of 100% from one and two customers of the Company's total revenues, respectively.  The Company’s purchases are from one manufacturer for the three and nine months ended September 30, 2013 and 2012.

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

NOTE 11 — SUBSEQUENT EVENTS

In October 2013, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services valued at approximately $5,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We hold U.S. and foreign patents allowing for the manufacture, marketing and distribution of a hands-free, wireless communication eyewear providing quality sound and noise attenuation. We have developed the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear.  The eyewear is designed for use on a recreational and professional basis.  Our mobile entertainment model eyewear is equipped with wireless two-way Bluetooth voice communication that is compatible with any cellular telephone that is Bluetooth enabled and is capable of streaming stereo music from any Bluetooth enabled music device. It contains built-in dual microphones to cancel out background noise and noise-isolating ear plugs that reduce noise levels by up to 42 decibels. In addition, the lenses come in clear, gray and amber colors, allowing them to be used indoor and outside.

We also have a Personal Protective Equipment (PPE) model similar to the mobile entertainment model, but contains additional safety features and is intended to be marketed to the PPE markets for use by police, fire, rescue, military and security personnel as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication.  We have obtained numerous certifications for our telecommunications eyewear.  We have obtained the necessary certifications to sell our product as personal protective equipment.  We contracted with Colts Laboratories, an independent testing facility that is accredited by the Safety Equipment Institute to complete and verify standard tests.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

●
Honeywell Safety Products is selling the UVEX AcoustiMaxx PPE model eyewear in the U.S., and the ICOM PPE model eyewear throughout Europe. We have been receiving purchase orders from Honeywell for sales made in the United States and Europe;

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

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue; Cost of Sales and Gross Profit

We generated $187,575 in revenues for the three months ended September 30, 2013 as compared to $17,784 for the three months ended September 30, 2012. Revenue for three months ended September 2013 and 2012 was comprised totally of sales. Our revenue during the three months ended September 30, 2013 and 2012 was from one customer (Honeywell).

We expect to continue seeing a significant increase in revenue in 2014 as the eyewear product is being distributed and sold in the United States, throughout Europe and Australia.  Planning is underway to sell the eyewear in Canada and New Zealand in 2013.   Our cost of sales was $146,520 for the three months ended September 30, 2013, resulting in a gross profit of $41,055 as compared to cost of sales of $19,030 for the three months ended September 30, 2012, resulting in a gross loss of $1,246.  For the three months ended September 30, 2012, we incurred product development costs relating to the introduction of our new model which negatively impacted our gross profit for 2012.  Additionally, another branded-version of our telecommunications eyewear is scheduled to be ready for sale in the first quarter of 2014, with royalties billed for when the product is shipped.

Operating Expenses

For the three months ended September 30, 2013 and 2012, selling, general and administrative expenses totaled $74,093 and $220,024, respectively.

A summary comparison for the three months ended September 30, 2013 and 2012 is as follows:

	2013	2012

Professional fees	$38,004	$44,780
Office and utilities	13,063	19,085
Travel and promotion	7,393	2,808
Salaries and related taxes	9,689	9,688
Equity based compensation	-	76,849
Patents and trademarks	5,907	66,775
Other	37	39
Total	$74,093	$220,024

The primary decrease in selling, general and administrative expenses is due to reduction in equity based compensation from $76,849 for the three months ended September 30, 2012 to $Nil for the current period, a decrease of $76,849. During the three months ended September 30, 2012, the valuation of the Class A common stock issued in connection with the employment agreement of our CEO was $76,849. Our patent and trademark expenses decreased to $5,907 for the three months ended September 30, 2013 as compared to $66,775 for the three months ended September 30, 2012, a decrease of $60,868.  During the three months ended September 30, 2012, we incurred product development cost payment of $49,595 and patent related legal costs of $17,180 for new model now currently marketed.

Depreciation

Deprecation for the three months ended September 30, 2013 and 2012 was $401.

Other Income and Expenses

We sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For the three months ended September 30, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $92,218 as compared to $Nil in 2012.

For the three months ended September 30, 2013, we incurred $1,352 in interest expense, which was offset by $46 in interest income, compared to $1,248 in interest expense, which was offset by $74 in interest income, for the three months ended September 30, 2012.

Net Income (Loss)

For the three months ended September 30, 2013, we reported net income of $57,473 ($0.01 per share of common stock) as a result of the foregoing, compared to a net loss of $222,845 ($0.03 per share of common stock) for the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenue; Cost of Sales and Gross Profit

We generated $369,000 in revenues for the nine months ended September 30, 2013 as compared to $34,535 for the nine months ended September 30, 2012. Sales revenue for nine months ended September 30, 2013 was $369,000 as compared to $31,503 for the same period last year.  Revenues from royalties for the nine months ended September 30, 2013 were $Nil as compared to $3,032 for the nine months ended September 30, 2012.  Our revenue during the nine months ended September 30, 2013 was from one customer (Honeywell) while our revenue during the nine months ended September 30, 2012 was from two customers (Honeywell and Samsin).  We have granted our manufacturing partner, Samsin USA, a non-exclusive right to sell our eyewear.  Any revenue from Samsin is recorded as royalty payments, whereas any revenue from Honeywell is recorded as sales.

We expect to continue seeing a significant increase in revenue in 2014 as the eyewear product is being distributed and sold in the United States, throughout Europe, and in Australia. Planning is underway to sell the eyewear in Canada and New Zealand in 2013. Our cost of sales was $294,903 for the nine months ended September 30, 2013, resulting in a gross profit of $74,097, or 20%, compared to cost of sales of $30,247 for the nine months ended September 30, 2012, resulting in a gross profit of $4,288, or 12%. During the nine months ended September 30, 2012, we incurred product development costs relating to the introduction of our new model which negatively impacted our gross profit for 2012.

Additionally, another branded-version of our telecommunications eyewear is scheduled to be ready for sale in the fourth quarter of 2013, with royalties billed for when the product is shipped.

Operating Expenses

For the nine months ended September 30, 2013 and 2012, selling, general and administrative expenses totaled $359,859 and $883,169, respectively.

A summary comparison for the nine months ended September 30, 2013 and 2012 is as follows:

	2013	2012

Professional fees	$135,022	$172,421
Office and utilities	43,197	50,803
Travel and promotion	16,842	9,264
Salaries and related taxes	29,229	29,272
Equity based compensation	77,648	445,349
Patents and trademarks	54,524	175,218
Other	3,397	842
Total	$359,859	$883,169

The primary decrease in selling, general and administrative expenses is due to reduction in equity based compensation from $445,349 for the nine months ended September 30, 2012 to $77,648 for the current period, a reduction of $367,701. During the nine months ended September 30, 2012, we issued 400,000 shares of Class B common stock as a signing bonus to our Chief Executive Officer in connection with a new employment agreement, which was valued at $300,000 and issued an aggregate of 216,666 shares of Class A common stock in connection with employment agreements for our Chief Executive Officer, which was valued at $145,349, compared to $77,648 in equity based compensation for the nine months ended September 30, 2013. Our patent and trademark expenses decreased to $54,524 for the nine months ended September 30, 2013 as compared to $175,218 for the nine months ended September 30, 2012, a decrease of $120,694.  During the nine months ended September 30, 2012, we incurred product development cost payment of $99,190 and patent related legal costs of $76,028 as compared to patent related legal costs of $54,524 during the nine months ended September 30, 2013 for to a new U.S. patent application filed, along with a patent cooperation treaty application filing covering 11 foreign countries related to a U.S. patent granted in 2012.

Our professional fees decreased to $135,022 for the nine months ended September 30, 2013 as compared to $172,421 for the nine months ended September 30, 2012, a decrease of $37,399.  The primary reason for the decrease in professional fees was related to additional audit fees in 2012 due to change in auditors as compared to the current period.

Depreciation

Deprecation for the nine months ended September 30, 2013 was $1,203 as compared to $1,112 for the same period last year.

Other Income and Expenses

We sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For the nine months ended September 30, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $382,422 as compared to $Nil in 2012.

For the nine months ended September 30, 2013, we incurred $3,935 in interest expense, which was offset by $193 in interest income, compared to $3,845 in interest expense, which was offset by $265 in interest income, for the nine months ended September 30, 2012.

Net Income (Loss)

For the nine months ended September 30, 2013, we reported net income of $91,715 ($0.01 per share of common stock) as a result of the foregoing, compared to a net loss of $883,573 ($0.11 per share of common stock) for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $216,038. For the nine months ended September 30, 2013, we used $122,132 in cash in operating activities. Cash provided by financing activities totaled $151,000, primarily from the issuance of Series A convertible preferred stock of $152,000, net with repayment of shareholder loans of $1,000.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.  For the nine months ended September 30, 2013, we sold 1,520 shares of our Series A convertible preferred stock for $152,000. Our Series A convertible preferred stock certain anti-dilution protection up to the first anniversary of the issuance date.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We have sufficient funds to conduct our proposed operations for at least the next 12 months.  However, depending on revenues, we may continue to seek additional equity investments.  There can be no assurance that financing, if needed, will be available in amounts or on terms acceptable to us, if at all. During the nine months ended September 30, 2013, we raised $152,000 from the sale of securities compared with $349,790 for the nine months ended September 30, 2012.  As we continue to increase operations and generate additional revenue, we believe it is more likely that investors would be willing to fund operations in the short-term, if needed.

As of September 30, 2013, we had working capital of $216,038.  We currently use about $13,600 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees), but excludes non-recurring patent expenses.  Typically, our expenses are greater in the first fiscal quarter, resulting from increased legal and auditing fees relating to the preparation of our annual report, but our expenses may vary from period to period.  Previously, we used approximately $21,000 a month for operations. As we continue to increase our sales, resulting in greater gross profit and net income, the amount of cash used in operating activities will continue to decrease.  In the short term, however, the amount per month may fluctuate until we develop a consistent level of monthly revenue.

As of September 30, 2013, we had a backlog from customers of approximately $61,500, which will convert to sales over the next few months once the eyewear is shipped.  We define backlog as purchase orders from customers where the following conditions are met: (i) the sales price is fixed, (ii) the quantity is defined and (iii) a written contract, purchase order or documentary evidence exists representing a firm commitment by the customer and is likely to proceed. The dollar amount of backlog is not necessarily indicative of our future earnings related to the sales of our products due to factors outside our control, such as changes in customer procurement cycles. We cannot predict with certainty the portion of backlog orders to be sold in a period.

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

The following table summarizes stockholder notes payable as of September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013	December 31, 2012

Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	42,501	38,566
	$54,987	$52,052

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

Net Income (Loss) per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic income (loss) per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of Class A shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A convertible preferred stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. Class B common stock is not convertible into the Company’s Class A common stock. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2012.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we issued an aggregate of 75,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $27,926. The securities were issued in transactions pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

* All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(a)(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Energy Telecom or executive officers of Energy Telecom, and transfer was restricted by Energy Telecom in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

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

ENERGY TELECOM, INC.

Date: November 5, 2013	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)