Form 10-K
period 2013-12-31
Energy Telecom, Inc.
filed 2014-03-14
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2013, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $2,227,711. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2014, there were 9,404,541 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

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

Overview

We were incorporated on September 7, 1993 under the laws of the State of Florida as The Energy Corp. On April 24, 2004, we changed our name to Energy Telecom, Inc.  From inception through 1998, we designed, manufactured and sold products for heavy industrial markets to multi-national firms in six countries and the United States. While working in this market, he saw an opportunity to create a new type of personal communication systems and filed his first patent in September 1996. Once that first patent was awarded, the founder re-directed our focus and centered his activities on expanding our patent portfolio of personal communication systems which support the needs of the emergency, security and industrial work environment, and the broader cellular and recreational eyewear markets.  As a result, we ceased our prior operations and August 2000 entered into our current line of business.

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

•	Industrial headsets: industrial strength headsets with portable radios that can be connected to belt worn or handheld transceivers;

•	Two-way handheld radios: a full range of products that use short-range wireless communication technologies; and

•	RF wireless ear worn Bluetooth radios: adoption of the Bluetooth RF protocol which now makes production of the eyewear radio both practical and economical.

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

•	development of voice-recognition software for hands-free information appliances;

•	development of speakers and microphones-on-a-chip allow for miniaturized sound systems within the ear;

•	increasing need to organize and manage employee group and individual connectivity; and

•	increasing need to increase productivity through use of individual safety glasses, hardhats, microphones, transmitters, ear covers, computer terminals, cell and smart phones.

Limitations of current industry practices

Although various solutions are being offered to attempt to fill the void in the marketplace, they all have inherent limitations, including:

•	combining communications with personal safety requires two or three separate products;

•	current headsets normally require a wired connection from the headset to a radio worn elsewhere on the body;

•	some current information appliances are hands-free, but because they are almost exclusively ear-muff type in design, do not find favor from those working in high-heat and humid work environments;

•	current work-related radio products are finger-push activated – as they do not yet employ voice-recognition - thus are difficult for gloved fire and emergency personnel to use;

•	current short-range walkie-talkie radio technology uses analog transmissions, therefore cannot provide digital data; and

•	current state of bulky hardwired radios, versus printed-circuit-board mounted single chip radios.

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

Bluetooth Qualification

Bluetooth is an open wireless technology standard for exchanging data over short distances (using short length radio waves) from fixed and mobile devices, creating personal area networks with high levels of security. Bluetooth Qualification is the Bluetooth SIG certification process required for any product using Bluetooth wireless technology and is a necessary pre-condition of the intellectual property license for the Bluetooth technology. Qualification is also necessary in order to apply the Bluetooth trademark to a product. Bluetooth Qualification requires certain testing standards for all products that use Bluetooth wireless technology. Our telecommunication eyewear has received Bluetooth Qualification as a v2.1 and 4.0 Bluetooth enabled device.

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

Distribution

We previously entered into a distributor agreement with Honeywell International Inc., acting through its Honeywell Safety Products business unit (“Honeywell”).  Although we elected not to renew the agreement with Honeywell, we continue to operate with Honeywell as our distribution partner on a non-exclusive basis, primarily in the PPE markets.  All products are purchased from us by Honeywell for resale.  Honeywell sells our eyewear under its branded ‘ICOM’ name in Europe and UVEX branded ‘AcccoustiMaxx’ in the United States.

In January 2014, Blaupunkt Personal Audio, LLC introduced a version of the eyewear optimized for consumer mobile entertainment and communications.  The eyewear will be sold worldwide under the ‘Blaupunkt’ brand.

Additionally, we believe that other companies that produce wireless headsets and industrial safety products will want to distribute the telecommunication eyewear product, probably under their own label, to gain new market share. If they decided to do so, they would purchase them from us to be sold under their own brand name for the eyewear.  Alternatively, companies that have a a long history of selling products to PPE markets, such as police and military forces, could sell our eyewear and pay us a royalty rate based on the number of units sold.

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

Currently, through our distribution partners, we are targeting the United States, Europe, and Australia, which we believe are the two largest PPE markets and the markets in which we have the greatest intellectual property protection.  In the future, the markets that we decide to target will be based on receiving patent protection and which distribution partners, if any, we enter into agreements with.

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

Approved Patents

Our current patents owned are as follows:

Patent Number	Name of Patent	Jurisdiction	Expiration Date

5,717,479	Industrial safety assembly including disposable ear protection and earphone	USA	September 6, 2016
CA2314348	Industrial safety assembly including disposable ear protection and ear phone	Canada	February 10, 2018
AU759466	Industrial safety assembly including disposable ear protection and ear phone	Australia	February 10, 2018
6,012,812	Industrial safety assembly	USA	September 6, 2016
ZL988140675	Industrial safety assembly including disposable ear protection and ear phone	China	February 10, 2018
6,950,531	Industrial hearing protection and communication assembly	USA	September 14, 2016
7,133,532	Hearing protection and communication assembly	USA	September 17, 2016
EP 1060433	Industrial safety assembly including disposable ear protection and ear phone	European Patent Office, United Kingdom, Spain, Italy, Germany, France	February 10, 2018
8,243,973	Communication eyewear assembly	USA	April 19, 2031
8,588,448	Communication eyewear assembly	USA	September 9, 2028

Patent Applications

Our current patent applications that are pending are as follows:

Application Number	Name of Patent Application	Jurisdiction	Application Date

108475823	Communication eyewear assembly	European Patent Office	March 10, 2010
2010347741	Communication eyewear assembly	Australia	March 10, 2012

2791531	Communication eyewear assembly	Canada	August 29, 2012
2010800652024	Communication eyewear assembly	China	September 5, 2012
1020127023357	Communication eyewear assembly	South Korea	September 6, 2012
2012557012	Communication eyewear assembly	Japan	September 10, 2012
13/921,606	Communication eyewear assembly	USA	June 19, 2013
14/200,612	Communication eyewear assembly	USA	March 7, 2014
13/713,789	Communication eyewear assembly with Zone of Safety capability	USA	December 13, 2012
PCTUS1369994	Communication eyewear assembly with Zone of Safety capability	European Patent Office	November 14, 2013
14/192,220	Communication eyewear assembly with Zone of Safety capability	USA	February 27, 2014

Trademarks

We have been granted two trademarks as follows:

Name of Trademark Granted	Date of Registration	Registration Number

Energytele.com	December 11, 2007	3354175
Safe-Talk	March 8, 2011	3930119

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

Employees

As of March 11, 2014, we had one employee, our Chief Executive Officer.  From time to time, we rely on consultants for various activities, including accounting, design, manufacturing and marketing.  Currently we have two consultants:  The Brussell Group, LLC, which is providing marketing and logistical consulting services and Mr. Steven Chaussy, CPA, who is providing accounting services.

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

ITEM 1A - RISK FACTORS

Risks Relating to Our Business:

We have a short operating history and have not produced significant revenues over a period of time.  This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model, which involves the manufacture, marketing and distribution of a hands-free, wireless communication eyewear.  While we have been in existence since 1993, we have only generated revenues in the last few years, and our operations have not yet been profitable.  No assurances can be given that we will generate any significant revenue in the future. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects.   Our operations have not produced significant revenues over a period of time, and may not produce significant revenues in the near term, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue and which may negatively impact our ability to achieve our business objectives.

We incurred a net loss of $1,055,625 for the year ended December 31, 2012.   For the year ended December 31, 2013, we had net income of $115,183 primarily as a result of a non-cash gain of $475,669 on a change in fair value derivative liabilities.  In addition, at December 31, 2013, we had an accumulated deficit of $5,847,599. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

To date, we have only placed small orders of eyewear with our manufacturer and anticipate placing larger orders with our distribution partners, Honeywell and Blaupunkt.  While we believe that our manufacturer has the capacity to produce significant orders, if there are problems with these orders, it could result in cancelled orders and negative publicity just as we are trying to introduce our product to the new markets through Honeywell and the initial reactions will be critical to our future success.

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

Our officer, director and control persons, in the aggregate, beneficially own or control the votes of approximately 58.4% of our outstanding common stock, including votes of the outstanding class B common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

It is anticipated that there will be a limited trading market for our Common Stock on the OTC Markets for the foreseeable future.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the OTC Markets may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  During the year ended December 31, 2013, trading occurred on only 54 out of 252 possible trading days, with an average of approximately 350 shares per possible trading day and approximately 1,650 shares trades on each day when shares actually traded.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the personal protective equipment industry;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	significant sales of our common stock

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently available for quotation on the OTC Markets under the symbol “ENRG.”  Prior to September 18, 2013, our common stock was available for quotation on the Over-the-Counter Bulletin Board under the symbol “ENRG.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2013
	High	Low
First Quarter	$0.50	$0.30
Second Quarter	$0.48	$0.20
Third Quarter	$0.50	$0.15
Fourth Quarter	$0.38	$0.14

	Fiscal Year 2012
	High	Low
First Quarter	$0.77	$0.20
Second Quarter	$2.40	$0.30
Third Quarter	$0.65	$0.25
Fourth Quarter	$1.00	$0.25

On March 11, 2014, the closing sale price of our common stock, as reported by the OTC Markets, was $0.37 per share. On March 11, 2014, there were 139 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 28, 2013, we issued an aggregate of 15,000 shares of our class A common stock to consultants pursuant to their consulting agreements. The securities were issued in an exempt transaction pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

On November 27, 2013, we issued an aggregate of 15,000 shares of our class A common stock to consultants pursuant to their consulting agreements. The securities were issued in an exempt transaction pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

•	The Company is undertaking an initiative to seek to maximize and monetize the value of its intellectual property assets through a possible sale or license of its patent portfolio;
•
In December 2012, Honeywell Safety Products began officially marketing and accepting orders for its UVEX AcoustiMaxx Stereo Bluetooth eyewear within Europe.  Since that time, we have received purchase orders for an aggregate of several thousand eyewear, which we are in the process of fulfilling;

•
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

Year ended December 31, 2013 compared to the year ended December 31, 2012

Revenue, Cost of Sales and Gross Profit

Revenue for the year ended December 31, 2013 was $369,000 as compared to $34,535 for the year ended December 31, 2012.  Revenue for year ended December 31, 2013 was comprised completely of sales of $369,000 as compared to sales of $31,503 and earned royalties of $3,032 for the year ended December 31, 2012. We expect to have a significant increase in revenue in 2014 as the eyewear product is being distributed and sold in the United States and Europe.  Planning is underway to sell the eyewear in Australia in 2014. Our cost of sales was $294,903 in 2013 netting us a gross profit of $74,097, compared to cost of sales of $30,248 in 2012,  netting us a gross profit of $4,287.  In 2013, as a result of our increase in volume, our gross profit margins improved from 12% in 2012 to 20% in 2013. Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Expenses

For the years ended December 31, 2013 and 2012, general and administrative expenses totaled $427,897 and $1,058,720, respectively, representing a year to year decrease of $630,823.  The primary decrease in our general and administrative expenses was stock based (non-cash) compensation expense of $77,648 for the year ended December 31, 2013 compared to $514,060 for the year ended December 31, 2012, a decrease of $436,412.

In addition, included in general and administrative expenses for the years ended December 31, 2013 and 2012 were professional fees totaling $87,182 and $129,146, respectively.  The decrease in accounting and legal professional fees of $41,964 resulted from a reduction in accounting and legal fees incurred in connection with financing transactions during 2012.  Consulting fees incurred for the years ended December 31, 2013 and 2012 were $74,943 and $115,419, respectively.  The decrease of $40,476 resulted primarily from the reduction in fair value of the stock based payments for the services provided.  We also incurred patent maintenance, non- recurring engineering costs and prototype development costs in aggregate of $67,123 in 2013 as compared to $183,868 in 2012.

Other Income and Expenses

During the year ended December 31, 2012 and the first quarter of 2013, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For 2013, we recorded a gain on change in the fair value of these derivative liabilities of $475,669 as compared to $5,130 in 2012.

We incurred interest expense of $5,321 and $5,125 for the years ended December 31, 2013 and 2012, respectively.  The increase is due to compounding of interest on related party debt obligations resulting in higher incurred interest.

Interest income was $239 and $316 for the years ended December 31, 2013 and 2012, respectively. Changes in interest income is a result of lower carrying balances in our interest bearing accounts coupled with interest rate changes paid on those balances from year to year.

Net Income (Loss)

For the year ended December 31, 2013, we had net income of $115,183 ($0.01 per share of common stock) as a result of the foregoing, compared to a net loss of $1,055,625 ($0.13 per share of common stock) for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital of $157,235. For the year ended December 31, 2013, we used $167,876 in cash in operating activities and $nil in investing activities. Cash provided by financing activities totaled $151,000 from the issuance of Series A convertible preferred stock, net with repayment of shareholder loans of $1,000.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.  For the year ended December 31, 2013, we sold an aggregate of 1,520 shares of our Series A convertible preferred stock for $152,000. Our Series A convertible preferred stock certain anti-dilution protection up to the first anniversary of the issuance date.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We have sufficient funds to conduct our proposed operations for at least the next 12 months.  However, depending on revenues, we may continue to seek additional equity investments.  There can be no assurance that financing, if needed, will be available in amounts or on terms acceptable to us, if at all. During the year ended December 31, 2013, we raised $152,000 from the sale of securities compared with $564,685 for the year ended December 31, 2012.  As we continue to increase operations and generate additional revenue, we believe it is more likely that investors would be willing to fund operations in the short-term, if needed.

As of December 31, 2013, we had working capital of approximately $157,000.  We currently use about $14,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will remain relatively consistent for the next twelve months.  In addition, of our current liabilities of $60,024; $56,373 represent loans and accrued interest due to our founder and Chief Executive Officer, Thomas Rickards.

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

Preferred Stock Financings

Between November 2012 and March 2013, we issued an aggregate of 3,946.3 shares of our series A convertible preferred stock (“Series A Preferred Stock”), at a price of $100 per share of Series A Preferred Stock, for aggregate cash proceeds of $366,895 and the exchange of an aggregate of 79,874 shares of our common stock (the “Financings”).

Each share of Series A Preferred Stock has a stated value of $100 (the “Stated Value”).  The holders may convert, at any time, shares of Series A Preferred Stock into the number of shares of our Common Stock obtained by dividing the Stated Value by the Conversion Price then in effect.  The conversion price is $0.3468, subject to adjustment (the “Conversion Price”).

Upon the occurrence of certain triggering events, the holders have the right to require us to redeem all or a portion of the shares of Series A Preferred Stock.  The redemption price is the greater of (A) the number of shares of Common Stock that the Series A Preferred Stock being redeemed are convertible into multiplied by the average market price on the date of redemption or (B) the Stated Value of the Series A Preferred Stock being redeemed multiplied by a Redemption Premium.  The “Redemption Premium” is (A) 125% in the event that we fail to have the Common Stock be quoted on the OTC-QB or OTC-PK for a period of 10 days during any period of 12 months; (B) 250% in the event that we (1) fails to timely file an Annual Report on Form 10-K, an Quarterly Report on Form 10-Q or a Current Report on Form 8-K in the time periods that are required of a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (a “Reporting Delinquency”) within the first year from the holders acquiring Series A Preferred Stock or (2) we make any statement that we intend to not comply with proper requests for conversion of the Series A Preferred Stock; or (C) 200% in the event that we have a Reporting Delinquency after the first year from the closing date.

We have the right, at any time after two years from the closing date, to redeem all or a portion of the Series A Preferred Stock, upon 120 days prior written notice.  The redemption price per share of Series A Preferred Stock shall equal 200% of the Stated Value.  In addition, upon the occurrence of a change in control or a liquidation, dissolution or winding up of our company, the holders have the right to receive, at their election, either 200% of the Stated Value per share of Series A Preferred Stock, or share in our assets being distributed on a pro rata basis as if the Series A Preferred Stock had been converted into shares of Common Stock.

Pursuant to the certificate of designation for the Series A Preferred Stock, the holders may not convert Series A Preferred Stock if such conversion would result in such holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock. The holders may, however, increase this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing us with 61 days’ notice that such holder wishes to increase this limitation.

In connection with the Financings, we granted the holders a right of first refusal on any proposed sale by us of any shares of common or preferred stock, except for certain exempted issuances.  The right of first refusal is for the earlier of one year from the closing date of such holder’s Financing or until such holder no longer holds any of our securities.  In addition, we granted the holders piggyback registration rights for a period of two years from the closing date of such Financing.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	43,887	38,566
	$56,373	$52,052

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

There are no unrecognized tax benefits at December 31, 2013 and 2012. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. Class B common stock is not convertible into our Class A common stock. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the year ended December 31, 2012.

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

We have audited the accompanying balance sheets of Energy Telecom, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Energy Telecom, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
New York, New York
March 14, 2014

ENERGY TELECOM, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash	$199,603	$216,479
Accounts receivable, net	-	20,882
Prepaid supplies	17,656	18,420
Advances to suppliers	-	33,300
Total current assets	217,259	289,081

Property and equipment, net	1,903	3,507

Total assets	$219,162	$292,588

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47,538	$62,570
Stockholder notes payable	12,486	13,486
Total current liabilities	60,024	76,056

Derivative liability	52,071	345,875

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 and 2,150 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4	2
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 8,984,541 and 8,884,415 shares issued and outstanding as of December 31, 2013 and 2012, respectively	898	888
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding as of December 31, 2013 and 2012	300,000	300,000
Additional paid in capital	5,653,764	5,532,549
Accumulated deficit	(5,847,599)	(5,962,782)
Total stockholders' equity (deficit)	107,067	(129,343)

Total liabilities and stockholders' equity	$219,162	$292,588

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012
REVENUE:
Sales	$369,000	$31,503
Royalties	-	3,032
Total revenue	369,000	34,535

COST OF GOODS SOLD	294,903	30,248

Gross profit	74,097	4,287

OPERATING EXPENSES:
Selling, general and administrative expenses	427,897	1,058,720
Depreciation	1,604	1,513
Total operating expenses:	429,501	1,060,233

Loss from operations	(355,404)	(1,055,946)

OTHER INCOME (EXPENSE):
Interest income	239	316
Gain on change in fair value derivative liabilities	475,669	5,130
Interest expense	(5,321)	(5,125)

Total other income:	470,587	321

Net income (loss) before provision for income taxes	115,183	(1,055,625)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET INCOME (LOSS)	$115,183	$(1,055,625)

Net income (loss) per common share, basic	$0.01	$(0.13)

Net loss per common share, diluted	$(0.04)	$(0.13)

Weighted average number of common shares outstanding, basic	8,902,869	8,359,469

Weighted average number of common shares outstanding, diluted	10,040,989	8,359,469

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY ( DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2013
									Total
							Additional		Stockholders'
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2011	-	$ -	7,432,748	$ 743	200,000	$ -	$ 4,989,537	$ (4,907,157)	$ 83,123
Sale of common stock	-	-	960,000	96	-	-	349,694	-	349,790
Common stock issued for services rendered	-	-	175,000	17	-	-	115,402	-	115,419
Common stock issued as officer compensation	-	-	316,667	32	-	-	214,028	-	214,060
Class B common stock issued as officer compensation	-	-	-	-	400,000	300,000	-	-	300,000
Sale of Series A Convertible Preferred stock	2,150	2	-	-	-	-	214,893	-	214,895
Reclassify initial fair value of anti-dilution provisions of the Series A Convertible Preferred stock	-	-	-	-	-	-	(351,005)	-	(351,005)
Net loss	-	-	-	-	-	-	-	(1,055,625)	(1,055,625)
Balance, December 31, 2012	2,150	$ 2	8,884,415	$ 888	600,000	$ 300,000	$ 5,532,549	$ (5,962,782)	$ (129,343)
Common stock issued for services rendered	-	-	180,000	18	-	-	73,424	-	73,442
Common stock exchanged for Series A Convertible Preferred stock	277	-	(79,874)	(8)	-	-	8	-	-
Sale of Series A Convertible Preferred stock	1,520	2	-	-	-	-	151,998	-	152,000
Common stock issuable for officers compensation	-	-	-	-	-	-	77,649	-	77,649
Reclassify initial fair value of anti-dilution provisions of the Series A Convertible Preferred stock	-	-	-	-	-	-	(181,864)	-	(181,864)
Net income	-	-	-	-	-	-	-	115,183	115,183
Balance, December 31, 2013	3,947	$ 4	8,984,541	$ 898	600,000	$ 300,000	$ 5,653,764	$ (5,847,599)	$ 107,067

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$115,183	$(1,055,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,604	1,513
Common stock issued for services rendered	73,442	115,419
Common stock issued or issuable for officer compensation	-	514,060
Common stock issuable for officers compensation and services rendered	77,649	-
Change in fair value of derivative liability	(475,669)	(5,130)
Changes in operating assets and liabilities:
Accounts receivable	20,882	(20,882)
Prepaid supplies	764	(18,420)
Advances to suppliers	33,300	(33,300)
Accounts payable and accrued liabilities	(15,031)	22,089
Net cash used in operating activities	(167,876)	(480,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,642)
Net cash used in investing activities	-	(1,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	349,790
Proceeds from sale of Series A convertible preferred stock	152,000	214,895
Repayments of shareholder loans	(1,000)	(5,000)
Net cash provided by financing activities	151,000	559,685

Net (decrease) increase in cash	(16,876)	77,767

Cash beginning of period	216,479	138,712
Cash end of period	$199,603	$216,479

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock exchanged for Series A convertible preferred stock	$8	$-

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

During 2011, the Company transitioned from a development stage enterprise to an operating company.  The Company’s eyewear is being sold in the United States and Europe, and the Company is planning for sales to be made in Australia during 2014.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

NOTE 2 - LIQUIDITY

The Company expanded its sales during 2013 and expect further growth in 2014 and beyond.  As of December 31, 2013, the Company had working capital of approximately $157,000.  Of the outstanding current liabilities of $60,024, 94% represent liabilities due to Tom Rickards, the Company’s Chief Executive Officer (See Note 12).

As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next 12 months.  However, there can be no assurance that additional non-recurring expenses may be incurred during 2014 or that the Company will be successful in completing its business development plan.

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
DECEMBER 31, 2013 AND 2012

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

Revenue recognized during the year ended December 31, 2013 related to sales of product of $369,000.

Revenue recognized during the year ended December 31, 2012 related to sales of product of $31,503 and royalties earned of $3,032.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2013 and 2012, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consist of reset provisions related to Series A Convertible Preferred Stock.  These embedded derivatives include certain conversion features and reset provisions. During the years ended December 31, 2013 and 2012, upon issuance, therefore, the initial determined fair values of the reset provisions of $181,864 and $351,005, respectively, were reclassified from equity to liability.

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

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur research and development expenses for the years ended December 31, 2013 and 2012.

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

There are no unrecognized tax benefits at December 31, 2013 and 2012. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interests or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the year.  The Company has determined it has no uncertain tax positions at December 31, 2013. Currently, the Company’s federal and state income tax returns for the years 2009-2012 remain open to inspection by the IRS and various state taxing authorities.  The Company believes that it has appropriate support for income tax positions taken in its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  Class B common stock is not convertible into the Company’s Class A common stock.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the year ended December 31, 2012.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. These reclassifications had no effect on the reported results.

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

For the year ended December 31, 2013 and 2012, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Series A Convertible Preferred Stock and valued using level 3 inputs.  The carrying amount of the Company's other assets and liabilities approximate fair value as of December 31, 2013 and 2012.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 5 — DERIVATIVE LIABILITY

The Company identified embedded derivatives related to the Series A Convertible Preferred Stock issued during the years ended December 31, 2013 and 2012.  These embedded derivatives included certain reset features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Series A Convertible Preferred Stock and to adjust the fair value as of each subsequent balance sheet date.  At issuance date(s) of the Series A Convertible Preferred Stock, the Company determined a fair value of in aggregate of $532,869 of the embedded derivative.  The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	194.97% to 201.31%
Risk free rate:	0.15 to 0.19%

The initial fair value of the embedded debt derivative of $532,869 was reclassified from equity to liability at the date of inception.

The fair value of the described embedded derivative of $52,071 the aggregate issued Series A Convertible Preferred Stock at December 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	173.14%
Risk free rate:	0.07%

At December 31, 2013 and 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $475,669 and $5,130 for the year ended December 31, 2013 and 2012, respectively.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

	December 31, 2013	December 31, 2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	43,887	38,566
	$56,373	$52,052

The Company recognized interest expense associated with the loans of $5,321 and $5,125 for the years ended December 31, 2013 and 2012, respectively.

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

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

During the year ended December 31, 2013, the Company sold 1,520 shares of Series A Convertible Preferred Stock for net proceeds of $152,000. In addition, the Company issued an aggregate of 277 shares of Series A Convertible Preferred Stock in exchange for the return and cancellation of 79,874 shares of its Class A common stock.

During the year ended December 31, 2012, the Company sold an aggregate of 2,150 shares of Series A Convertible Preferred Stock for net proceeds of $214,895.

Common stock

As of December 31, 2013 and 2012, 8,984,541 and 8,884,415 shares of Class A common stock, respectively, and 600,000 of Class B common stock were issued and outstanding.

Private placements

During the year ended December 31, 2012, the Company completed private placements of 960,000 shares of Class A common stock and has received proceeds totaling $349,790.

Shares issued to consultants

During the year ended December 31, 2013 and 2012, the Company issued 180,000 and 175,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $73,442 and $115,419, respectively.

Shares Issued as Compensation

During the year ended December 31, 2012, the Company issued 316,667 shares of Class A common stock as officer compensation with a fair value totaling $214,060.  In addition, during the year ended December 31, 2012, the Company issued 400,000 shares of Class B common stock with a fair value of $300,000.

During the year ended December 31, 2013, the Company charged to operations $77,649 for 166,667 shares of Class A common stock issuable to an officer in exchange for services rendered.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013 and 2012, there were no issued or outstanding options.

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

On June 1, 2012, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company (the “Cash Salary”) and (ii) 400,000 shares of class A common stock and (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree and the Stock Salary issuable in equal installments at the end of each three month period.  In addition, Mr. Rickards received 400,000 shares of series B common stock as a signing bonus, which was fully earned upon issuance, and receives a $600 per month car allowance. The employment agreement expired on May 31, 2013.  As of December 31, 2013, the Company did not have any outstanding employment agreements.

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

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for the years ended December 31, 2013 and 2012 was $24,000 and $28,500, respectively.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

NOTE 11 — CONCENTRATIONS

The Company’s revenues earned from sale of products and services for the year ended December 31, 2013 and 2012 included an aggregate of 100% from one customer of the Company's total revenues.

The Company’s purchases of products for the year ended December 31, 2013 and 2012 included an aggregate of 100% from one vendor of the Company's total cost of sales.

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

NOTE 13 — INCOME TAXES

At December 31, 2013, the Company had accumulated taxable losses of approximately $2,100,000 available to offset future taxable income, if any, which begin to expire in 2027.

The actual provision for income taxes differs from the amount computed by applying the federal statutory rate to losses before income taxes at December 31, 2013 and 2012, as follows:

	2013	2012
Federal income taxes at statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(5.5)	(3.6)
Permanent differences	0	22.4
Valuation allowance	39.5%	15.2%

The components of the net deferred tax asset (liability) at December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating losses	$210,000	$426,000
Valuation allowance	(210,000)	(426,000)
Net deferred tax assets	$-	$-

The Company evaluates a variety of factors in determining the amount of the deferred income taxes to be recognized, including the Company’s earnings history. As of December 31, 2013 and 2012, the Company has fully reserved the value of its deferred tax assets as it cannot determine that the ultimate realization of those assets is more likely than not.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

NOTE 14 — SUBSEQUENT EVENTS

Class A common stock:

In January 2014, the Company issued an aggregate of 30,000 shares of its Class A common stock to consultants for services valued at approximately $11,600.

In February 2014, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services valued at approximately $4,760.

In March 2014, the Company issued 375,000 shares of its Class A common stock to Thomas Rickards, the Company’s Chief Executive Officer, pursuant to an employment agreement dated March 1, 2014 (see below) valued at approximately $150,000.

Employment agreement

On March 1, 2014, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company (the “Cash Salary”) and (ii) 500,000 shares of class A common stock and (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree and the Stock Salary issuable in equal installments at the end of each three month period.  In addition, Mr. Rickards received 375,000 shares of series A common stock as a signing bonus, which was fully earned upon issuance, and receives a $700 per month car allowance.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of our sole officer and an accounting clerk, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the reasons discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our sole director and executive officer and his age, titles, and biography as of December 31, 2013 are set forth below:

NAME	AGE	OFFICES HELD
Thomas Rickards	66	Chief Executive Officer and Director

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer for fiscal years 2013 and 2012.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Rickards, CEO	2013	$36,000	--	$77,649	(a)	--	--	--	$7,200	(c)	$156,849
	2012	$36,000	--	$514,060	(b)	--	--	--	$7,200	(c)	$557,260

(a)  Pursuant to the June 1, 2012 employment agreement, Mr. Rickards is due 166,667 shares of the Company’s Class A common stock.
(b)  Pursuant to the employment agreement, Mr. Rickards received an aggregate of 316,667 shares of the Company’s Class A common stock and 400,000 shares of the Company’s Class B common stock.
(c)  Mr. Rickards received an automobile allowance of $7,200 ($600 per month) for business use of his personal automobile.

Option/SAR Grants in Fiscal Year Ended December 31, 2013

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

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	3,494,166
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	3,494,166

Employment Agreements

On March 1, 2014, we entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company (the “Cash Salary”) and (ii) 500,000 shares of class A common stock and (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree and the Stock Salary issuable in equal installments at the end of each three month period.  In addition, Mr. Rickards received 375,000 shares of series A common stock as a signing bonus, which was fully earned upon issuance, and receives a $700 per month car allowance.

Director Compensation

None.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 11, 2014:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)	PERCENTAGE OF CLASS (3)

Thomas Rickards	Class A Common Stock	3,001,805 (4)	31.92%

All Officers and Directors As a Group (1 person)	Class A Common Stock	3,001,805 (4)	31.92%

George Bickerstaff (5)	Class A Common Stock	540,657	5.75%

Thomas Rickards	Class B Common Stock	600,000	100%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 11, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 9,404,541 shares of class A common stock and 600,000 shares of class B common stock issued and outstanding as of March 11, 2014.

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

We have an operating lease agreement for office space with our Chief Executive Officer and sole director who has agreed to sublet space to us for a fixed fee on a month-to-month basis, which was $1,750 a month through July 2011, $2,750 a month from August 2011 through June 2012 and $2,000 per month from July 1, 2012. Total rent expense for the years ended December 31, 2013 and 2012 was $24,000 and $28,500, respectively.

We have received financing from Thomas Rickards. The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2013 and 2012:

	2013	2012
Loans payable, due on demand, interest at 10%	$12,486	$13,486
Accrued interest	43,887	38,566
	$56,373	$52,052

We recognized interest expense associated with the loans of $5,321 and $5,125 for the years ended December 31, 2013 and 2012, respectively.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $37,000 and $43,046, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2013 and 2012.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2013 and 2012.

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

10.02
Form of Securities Purchase Agreement, dated as of November 5, 2012, by and between Energy Telecom Inc. and Normandia Capital, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2012 and incorporated herein by reference.

10.03
Form of Securities Purchase Agreement, dated as of January 9, 2013 but effective as of December 31, 2012, by and between Energy Telecom Inc. and Tidal East Global Relief Fund 80160-0503-RR0001, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 22, 2013 and incorporated herein by reference.

10.04
Form of Exchange Agreement, dated as of February 11, 2013, by and between Energy Telecom Inc. and Normandia Capital, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 22, 2013 and incorporated herein by reference.

10.05
Form of Exchange Agreement, dated as of February 11, 2013, by and between Energy Telecom Inc. and Robert Kalfayan, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 22, 2013 and incorporated herein by reference.

10.06
Form of Securities Purchase Agreement, dated as of March 11, 2013, by and between Energy Telecom Inc. and Normandia Capital, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 22, 2013 and incorporated herein by reference.

10.07
Employment Agreement, effective as of March 1, 2014, by and between Energy Telecom and Thomas Rickards, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 3, 2014 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TELECOM, INC.

Date: March 14, 2014	By: /s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ THOMAS RICKARDS Thomas Rickards	Director	March 14, 2014