Form 10-Q
period 2014-03-31
Energy Telecom, Inc.
filed 2014-05-20
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 20, 2014, there were 9,997,874 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

		Condensed statements of operations for the three months ended March 31, 2014 and 2013 (unaudited)	4

		Condensed statement of changes in stockholders’ equity for the three months ended March 31, 2014 (unaudited)	5

		Condensed statements of cash flows for the three months ended March 31, 2014 and 2013 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18

	ITEM 4.	Controls and Procedures	18-19

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	20

	ITEM 1A.	Risk Factors	20

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	ITEM 3.	Defaults Upon Senior Securities	20

	ITEM 4.	Mine Safety Disclosures	20

	ITEM 5.	Other Information	20

	ITEM 6.	Exhibits	20

	SIGNATURES		21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$153,717	$199,603
Prepaid supplies	17,418	17,656
Total current assets	171,135	217,259

Property and equipment, net	1,552	1,903

Total assets	$172,687	$219,162

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,929	$47,538
Stockholder notes payable	12,486	12,486
Total current liabilities	24,415	60,024

Long term debt:
Accrued liabilities, long term to related party	40,000	-
Derivative liability	-	52,071
Total long term debt	40,000	52,071

Total liabilities	64,415	112,095

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 shares issued and outstanding	4	4
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 9,404,541 and 8,984,541 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	940	898
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	5,809,422	5,653,764
Common stock subscriptions	21,000	-
Accumulated deficit	(6,023,094)	(5,847,599)
Total stockholders' equity	108,272	107,067

Total liabilities and stockholders' equity	$172,687	$219,162

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2014	2013
REVENUE:
Sales	$-	$61,500

COST OF GOODS SOLD	-	50,703

Gross profit	-	10,797

OPERATING EXPENSES:
Selling, general and administrative expenses	225,863	160,714
Depreciation	350	401
Total operating expenses:	226,213	161,115

Loss from operations	(226,213)	(150,318)

OTHER INCOME (EXPENSE):
Interest income	38	78
Gain on change in fair value derivative liabilities	52,071	158,628
Interest expense	(1,390)	(1,278)

Total other income:	50,718	157,428

Net (loss) income before provision for income taxes	(175,495)	7,110

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET (LOSS) INCOME	$(175,495)	$7,110

Net (loss) income per common share, basic	$(0.02)	$0.00

Net loss per common share, diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic	9,126,874	8,855,982

Weighted average number of common shares outstanding, diluted	9,126,874	9,994,102

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Equity

Balance, January 1, 2014	3,947	$4	8,984,541	$898	600,000	$300,000	$5,653,764	$-	$(5,847,599)	$107,067

Common stock issued for services rendered	-	-	45,000	5	-	-	17,554	-	-	17,559

Common stock issued for officer’s compensation	-	-	375,000	37	-	-	118,581	-	-	118,618

Proceeds from common stock subscription	-	-	-	-	-	-	-	21,000	-	21,000

Common stock issuable for officers compensation	-	-	-	-	-	-	19,523	-	-	19,523

Net loss	-	-	-	-	-	-	-	-	(175,495)	(175,495)

Balance, March 31, 2014	3,947	$4	9,404,541	$940	600,000	$300,000	$5,809,422	$21,000	$(6,023,094)	$108,272

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(175,495)	$7,110
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	351	401
Common stock issued for services rendered	17,559	15,000
Common stock issued or issuable for officer compensation	138,141	56,666
Change in fair value of derivative liability	(52,071)	(158,628)
Changes in operating assets and liabilities:
Accounts receivable	-	(40,618)
Prepaid supplies	238	-
Advances to suppliers	-	14,100
Accounts payable and accrued liabilities	4,391	44,667
Net cash used in operating activities	(66,886)	(61,302)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription	21,000	-
Proceeds from sale of Series A convertible preferred stock	-	152,000
Repayments of shareholder loans	-	(1,000)
Net cash provided by financing activities	21,000	151,000

Net (decrease) increase in cash	(45,886)	89,698

Cash beginning of period	199,603	216,479
Cash end of period	$153,717	$306,177

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock exchanged for Series A Convertible Preferred stock	$-	$8

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
(unaudited)

NOTE 1 — NATURE OF OPERATIONS/BASIS OF PRESENTATION

Energy Telecom, Inc. (the “Company”) is an intellectual property exploitation Company providing patent protection to its manufacturing business partners so they may manufacture, market, distribute and sell worldwide a family of eyewear products delivering a full range of audio and optical information to mobile workers and recreational eyewear users. The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product. The Company’s Class A common stock trades from time to time on the OTC Markets under the symbol “ENRG”.

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2013 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2013.

NOTE 2 - LIQUIDITY

The Company incurred various non-recurring expenses in 2013 and for the three months ended March 31, 2014 in connection with non-recurring patent expenses. As of March 31, 2014, the Company had working capital of $146,720. Of the outstanding current liabilities of $24,415, 73% represent liabilities due to Tom Rickards, the Company’s Chief Executive Officer (See Note 6). During the three months ended March 31, 2014, the Company incurred certain non-recurring expenses. In addition, the Company received proceeds of $25,000 subsequent to March 31, 2014 from the sale of its Class A common stock (See Note 12). As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next 12 months.

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
MARCH 31, 2014 AND 2013
(unaudited)

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

Revenue recognized during the three months ended March 31, 2013 related to sales of product.  There was no revenue recognized for the three months ended March 31, 2014.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2014 and December 31, 2013, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consisted of reset provisions related to Series A Convertible Preferred Stock.  These embedded derivatives included certain conversion features and reset provisions. During the three months ended March 31, 2014, the reset features embedded in the Series A Convertible Preferred Stock expired.  At the time of expiry, the fair value of the embedded derivative was nil.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  Class B common stock is not convertible into the Company’s Class A common stock.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2014.

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
MARCH 31, 2014 AND 2013
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

For the three months ended March 31, 2014, the Company did not have any assets or liabilities that were required to be valued using level 3 inputs.  The carrying amount of the Company's assets and liabilities approximated fair value as of March 31, 2014 and December 31, 2013.

NOTE 5 — DERIVATIVE LIABILITY

The Company identified embedded derivatives related to the Series A Convertible Preferred Stock issued during the years ended December 31, 2013 and 2012.  These embedded derivatives included certain reset features.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Series A Convertible Preferred Stock and to adjust the fair value as of each subsequent balance sheet date.  At issuance date(s) of the Series A Convertible Preferred Stock, the Company determined a fair value in the aggregate of $532,869 for the embedded derivative.  The initial fair value of the embedded debt derivative of $532,869 was reclassified from equity to liability at the date of inception.

During the three months ended March 31, 2014, the embedded derivatives as described above expired.  At the time of expiry, the Company adjusted the derivative to its determined fair value of nil.

At the time of expiry and at March 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gains of $52,071 and $158,628 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loans payable, due on demand, interest at 10%	$12,486	$12,486
Accrued interest	45,277	43,887
	$57,763	$56,373

On May 13, 2014, the officer/director agreed, effective as of March 31, 2014, not to demand repayment and Company has no obligation to repay $40,000 of the outstanding above liability until March 31, 2015.

The Company recognized interest expense associated with the loans of $1,390 and $1,278 for the three months ended March 31, 2014 and 2013, respectively.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
(unaudited)

NOTE 7 — STOCKHOLDERS’ EQUITY

Common stock

Shares issued to consultants

During the three months ended March 31, 2014, the Company issued 45,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $17,559.

Shares issued or issuable as compensation

During the three months ended March 31, 2014, the Company issued 375,000 shares of Class A common stock with a fair value totaling $118,618 and was obligated under a 2014 employment contract to issue an additional 41,667 shares of Class A common stock with a fair value totaling $19,523 as officer compensation.  The issuance of the 375,000 Class A common stock represented a signing bonus, fully earned at the date of issuance.  See Note 10-Commitments and Contingencies.

Shares issuable to officer

The Company is obligated to issue 133,333 shares of Class A common stock under a 2012-2013 employment agreement.  During the year ended December 31, 2013, the Company charged to operations $77,648 for the shares of Class A common stock issuable to an officer in exchange for services rendered.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for each of the three months ended March 31, 2014 and 2013 was $6,000.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

NOTE 9 — CONCENTRATIONS

The Company’s revenues earned from sale of products for the three months ended March 31, 2013 included an aggregate of 100% from one customer of the Company's total revenues.  The Company’s purchases are from one manufacturer for the three months ended March 31, 2013.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 1, 2014, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company (the “Cash Salary”) and (ii) 500,000 shares of class A common stock (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree and the Stock Salary issuable in equal installments at the end of each three month period.  In addition, Mr. Rickards received 375,000 shares of series A common stock as a signing bonus, which was fully earned upon issuance, and receives a $700 per month car allowance.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
(unaudited)

NOTE 11 — DEPENDENCY ON KEY MANAGEMENT

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

NOTE 12 — SUBSEQUENT EVENTS

In April 2014, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services valued at approximately $9,000.

In April 2014, the Company issued 125,000 shares of its Class A common stock under a 2014 employment agreement with the Company’s Chief Executive Officer valued at approximately $69,000, of which approximately $19,500 was charged to operations during the three months ended March 31, 2014.

In May 2014, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services valued at approximately $9,000.

In May 2014, the Company issued 133,333 shares of its Class A common stock under a 2012-2013 employment agreement with the Company’s Chief Executive Officer valued at approximately $78,000, charged operations during the 2013 fiscal year.

In May 2014, the Company issued an aggregate of 105,000 shares of its Class A common stock for stock subscriptions in the aggregate of $21,000 received during the quarter ended March 31, 2014.

In May 2014, the Company sold 200,000 shares of its Class A common stock for $25,000.

Effective April 25, 2014, the Company amended its First Amended and Restated Articles of Incorporation by filing the Second Amended and Restated Articles of Incorporation of the Company (the “Second A&R AOI”) with the Florida Secretary of State.  The Second A&R AOI provide that each share of Class B common stock is convertible into 10 shares of Class A common stock of the Company.  Previously, the Class B common stock was not convertible into Class A common stock, but was allowed to cast 10 votes per share on all matters submitted to the stockholders of the Company.

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

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue, Cost of Sales and Gross Profit

Revenue for the three months ended March 31, 2014 was $nil as compared to $61,500 for the three months ended March 31, 2013.  Revenue for three months ended March 31, 2013 was comprised completely of sales. We expect to have a significant increase in revenue in 2014 as the eyewear product is being distributed and sold in the United States and Europe.  Planning is underway to sell the eyewear in Australia in 2014. Our cost of sales was $50,703 for the three months ended March 31, 2013 netting us a gross profit of $10,797, or a 17.6%. Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Operating Expenses

For the three months ended March 31, 2014 and 2013, general and administrative expenses totaled $225,863 and $160,714, respectively, representing a period to period increase of $65,149.  The primary increase in our general and administrative expenses was stock-based compensation expense (non-cash) of $138,141 for the three months ended March 31, 2014 compared to $56,666 for the three months ended March 31, 2013, an increase of $81,475.

In addition, included in general and administrative expenses for the three months ended March 31, 2014 and 2013 were professional fees totaling $12,658 and $21,750, respectively.  The decrease in accounting and legal professional fees of $9,092 resulted from a reduction in accounting fees incurred in connection with the 2012 year end audit.  Consulting fees incurred for the three months ended March 31, 2014 and 2013 were $19,392 and $22,200, respectively.  The decrease of $2,808 resulted primarily from the reduction in fair value of the stock based payments for the services provided.  We also incurred patent maintenance, non- recurring engineering costs and prototype development costs in aggregate of $28,514 in 2014 as compared to $32,399 in 2013.

Other Income and Expenses

During the year ended December 31, 2012 and the first quarter of 2013, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For three months ended March 31, 2014, we recorded a gain on change in the fair value of these derivative liabilities of $52,071, compared to $158,628 for the same period last year.  As of March 31, 2014, all anti-dilutive provisions have expired.

We incurred interest expense of $1,390 and $1,278 for the three months ended March 31, 2014 and 2013, respectively.  The increase is due to compounding of interest on related party debt obligations resulting in higher incurred interest.

Interest income was $38 and $78 for the three months ended March 31, 2014 and 2013, respectively. Changes in interest income is a result of lower carrying balances in our interest bearing accounts.

Net Income (Loss)

For the three months ended March 31, 2014, we had net loss of $(175,495) (($0.02) per share of common stock) as a result of the foregoing, compared to a net income of $7,110 ($0.00 per share of common stock) for the three month ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital of $146,720. For the three months ended March 31, 2014, we used $66,886 in cash in operating activities and $nil in investing activities. Cash provided by financing activities during the three months ended March 31, 2014 totaled $21,000 from common stock subscriptions.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. During the three months ended March 31, 2014, we incurred certain non-recurring expenses. In addition, we received proceeds of $25,000 from the sale of Class A common stock subsequent to March 31, 2014. As a result, we have sufficient capital resources to meet our projected cash flow requirements to conduct our proposed operations for at least the next 12 months. However, depending on revenues, we may continue to seek additional equity investments. There can be no assurance that financing, if needed, will be available in amounts or on terms acceptable to us, if at all. During the three months ended March 31, 2014, we raised $21,000 from common stock subscriptions compared with $151,000 for the three months ended March 31, 2013 (comprised of sale of Series A convertible preferred stock of $152,000, net with repayments of shareholder loans of $1,000). As we continue to increase operations and generate additional revenue, we believe it is more likely that investors would be willing to fund operations in the short-term, if needed.

As of March 31, 2014, we had working capital of approximately $147,000.  We currently use about $14,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will remain relatively consistent for the next twelve months.  In addition, of our current liabilities of $24,415; $17,763 represents loans and accrued interest due to our founder and Chief Executive Officer, Thomas Rickards.

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

The following table summarizes stockholder loans payable as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loans payable, due on demand, interest at 10%	$12,486	$12,486
Accrued interest- ($40,000 long term portion)	45,277	43,887
	$57,763	$56,373

On May 13, 2014, the officer/director agreed, effective as of March 31, 2014, not to demand repayment and Company has no obligation to repay $40,000 of the outstanding above liability until March 31, 2015.

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

There were no unrecognized tax benefits at March 31, 2014 and December 31, 2013. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is antidilutive. Class B common stock is not convertible into our Class A common stock. The effect of computing diluted loss per share is antidilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2014.

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  Our derivative financial instruments consisted of reset provisions related to Series A convertible preferred stock.  These embedded derivatives included certain conversion features and reset provisions.  As of March 31, 2014, these embedded derivatives expired.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, we issued an aggregate of 45,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $17,559. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

ENERGY TELECOM, INC.

Date: May 20, 2014	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)