Form 10-Q
period 2014-06-30
Energy Telecom, Inc.
filed 2014-08-14
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 14, 2014, there were 10,127,874 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

		Condensed statements of operations for the three and six months ended June 30, 2014 and 2013 (unaudited)	4

		Condensed statement of changes in stockholders’ equity for the six months ended June 30, 2014 (unaudited)	5

		Condensed statements of cash flows for the six months ended June 30, 2014 and 2013 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21

	ITEM 1A.	Risk Factors	21

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	ITEM 3.	Defaults Upon Senior Securities	21

	ITEM 4.	Mine Safety Disclosures	21

	ITEM 5.	Other Information	21

	ITEM 6.	Exhibits	22

	SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$104,352	$199,603
Accounts receivable	1,442	-
Prepaid expenses and supplies	25,971	17,656
Total current assets	131,765	217,259

Property and equipment, net	1,303	1,903

Total assets	$133,068	$219,162

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,619	$47,538
Stockholder notes payable	-	12,486
Total current liabilities	58,619	60,024

Long term debt:
Derivative liability	-	52,071
Total long term debt	-	52,071

Total liabilities	58,619	112,095

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 shares issued and outstanding	4	4
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 10,087,874 and 8,984,541 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,009	898
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	5,977,072	5,653,764
Accumulated deficit	(6,203,636)	(5,847,599)
Total stockholders' equity	74,449	107,067

Total liabilities and stockholders' equity	$133,068	$219,162

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUE:
Sales	$1,292	$119,925	$1,292	$181,425

COST OF GOODS SOLD	1,271	97,680	1,271	148,383

Gross profit	21	22,245	21	33,042

OPERATING EXPENSES:
Selling, general and administrative expenses	179,141	125,052	405,004	285,766
Depreciation	250	401	600	802
Total operating expenses:	179,391	125,453	405,604	286,568

Loss from operations	(179,370)	(103,208)	(405,583)	(253,526)

OTHER INCOME (EXPENSE):
Interest income	31	69	69	147
Gain on change in fair value derivative liabilities	-	131,576	52,071	290,204
Interest expense	(1,204)	(1,305)	(2,594)	(2,583)

Total other income (expense):	(1,173)	130,340	49,546	287,768

Net (loss) income before provision for income taxes	(180,543)	27,132	(356,037)	34,242

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET (LOSS) INCOME	$(180,543)	$27,132	$(356,037)	$34,242

Net (loss) income per common share, basic	$(0.02)	$0.00	$(0.04)	$0.00

Net loss per common share, diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic	9,862,783	8,865,200	9,496,861	8,860,617

Weighted average number of common shares outstanding, diluted	9,862,783	10,003,320	9,496,861	9,998,737

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

							Additional		Total
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2014	3,947	$4	8,984,541	$898	600,000	$300,000	$5,653,764	$(5,847,599)	$107,067
Common stock issued for services rendered	-	-	105,000	11	-	-	52,951	-	52,962
Common stock issued for officer's compensation	-	-	633,333	63		-	187,835	-	187,898
Sale of common stock	-	-	365,000	37	-	-	57,963	-	58,000
Common stock issuable for officers compensation	-	-	-	-		-	24,559	-	24,559
Net loss	-	-	-	-	-	-	-	(356,037)	(356,037)
Balance, June 30, 2014	3,947	$4	10,087,874	$1,009	600,000	$300,000	$5,977,072	$(6,203,636)	$74,449

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(356,037)	$34,242
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	600	802
Common stock issued for services rendered	44,313	34,942
Common stock issued or issuable for officer compensation	212,457	83,468
Change in fair value of derivative liability	(52,071)	(290,204)
Changes in operating assets and liabilities:
Accounts receivable	(1,442)	(99,043)
Prepaid supplies	334	-
Advances to suppliers	-	33,300
Accounts payable and accrued liabilities	11,081	(3,769)
Net cash used in operating activities	(140,765)	(206,262)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	58,000	-
Proceeds from sale of Series A convertible preferred stock	-	152,000
Repayments of shareholder loans	(12,486)	(1,000)
Net cash provided by financing activities	45,514	151,000

Net decrease in cash	(95,251)	(55,262)

Cash beginning of period	199,603	216,479
Cash end of period	$104,352	$161,217

Supplemental disclosures of cash flow information:
Interest paid	$14	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock issued for Series A convertible preferred stock	$-	$8
Class A common stock issued for prepaid services	$8,650	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
(unaudited)

NOTE 1 — NATURE OF OPERATIONS/BASIS OF PRESENTATION

Energy Telecom, Inc. (the “Company”) is an intellectual property exploitation Company providing patent protection to its manufacturing business partners so they may manufacture, market, distribute and sell worldwide a family of intelligent eyewear (IE) that is hands-free, has wireless communication and provides quality sound and noise attenuation. The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product. The Company’s Class A common stock trades from time to time on the OTC Markets under the symbol “ENRG”.

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

NOTE 2 - LIQUIDITY

The Company incurred various non-recurring expenses in 2013 and for the six months ended June 30, 2014 in connection with non-recurring patent expenses.  As of June 30, 2014, the Company had working capital of $73,146.   Of the outstanding current liabilities of $58,619, 79% represent liabilities due to Tom Rickards, the Company’s Chief Executive Officer (See Note 6).  During the six months ended June 30, 2014, the Company received proceeds of $58,000 from the sale of its Class A common stock. As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next five months.

The Company will require additional financing in order to execute its operating plan. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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
JUNE 30, 2014 AND 2013
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

Revenue recognized during the three and six months ended June 30, 2014 and 2013 related to sales of product.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2014 and December 31, 2013, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consisted of reset provisions related to Series A Convertible Preferred Stock.  These embedded derivatives included certain conversion features and reset provisions. During the six months ended June 30, 2014, the reset features embedded in the Series A Convertible Preferred Stock expired.  At the time of expiry, the fair value of the embedded derivative was nil.

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
(unaudited)

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC 718- 10 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock and Class B common stock (See Note 7), stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three and six months ended June 30, 2014.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

For the six months ended June 30, 2014, the Company did not have any assets or liabilities that were required to be valued using level 3 inputs.  The carrying amount of the Company's assets and liabilities approximated fair value as of June 30, 2014 and December 31, 2013.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
(unaudited)

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

During the six months ended June 30, 2014, the embedded derivatives as described above expired.  At the time of expiry, the Company adjusted the derivative to its determined fair value of nil.

At the time of expiry and at June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gains of $-0- and $131,576 for the three months ended June 30, 2014 and 2013, respectively, and $52,071 and $290,204 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Loans payable, due on demand, interest at 10%	$-	$12,486
Accrued interest	46,466	43,887
	$46,466	$56,373

The Company recognized interest expense associated with the loans of $1,204 and $2,594 for the three and six months ended June 30, 2014, respectively; and $1,305 and $2,583 for the three and six months ended June 30, 2013, respectively.

During the six months ended June 30, 2014, the Company repaid $12,500, comprising repayments of loan of $12,486 and accrued interest of $14.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common stock

Amendment to Articles of Incorporation

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
(unaudited)

Shares issued to consultants

During the six months ended June 30, 2014, the Company issued 90,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $44,313.

During the six months ended June 30, 2014, the Company issued 15,000 shares of Class A common stock to consultants in exchange for prepaid services with a fair value totaling $8,650.

Shares issued or issuable as compensation

During the six months ended June 30, 2014, the Company issued 500,000 shares of Class A common stock with a fair value totaling $187,898 and was obligated under a 2014 employment contract to issue an additional 41,667 shares of Class A common stock with a fair value totaling $24,559 as officer compensation.  Issuance of the 375,000 shares of Class A common stock represented a signing bonus, fully earned at the date of issuance, the remaining 125,000 Class A common stock are earned quarterly.  See Note 10-Commitments and Contingencies.

Shares issued to officer

During the six months ended June 30, 2014, the Company issued 133,333 shares of Class A common stock under a 2012-2013 employment agreement.  In 2013, the Company charged to operations $77,648 for the shares of Class A common stock issuable to an officer in exchange for services rendered.  No additional value was recorded in the 2014 year.

Sale of shares

During the six months ended June 30, 2014, the Company sold 365,000 shares of Class A common stock for cash totaling $58,000.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for the three and six months ended June 30, 2014 was $6,000 and $12,000, respectively, and $6,000 and $12,000 for the three and six months ended June 30, 2013, respectively.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bore interest of 10% per annum, compounding annually and were due on demand.  As of June 30, 2014, all principal loan amounts have been repaid but the accrued interest remains outstanding.

NOTE 9 — CONCENTRATIONS

The Company’s revenues earned from sale of products for the three and six months ended June 30, 2014 and 2013 included an aggregate of 100% from one customer of the Company's total revenues.  The Company’s purchases are from one manufacturer for the three and six months ended June 30, 2014 and 2013.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
(unaudited)

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

NOTE 12 — SUBSEQUENT EVENTS

In July 2014, the Company issued an aggregate of 15,000 shares of its Class A common stock to consultants for services valued at approximately $8,600.

In July 2014, the Company sold 25,000 shares of its Class A common stock for $5,000.

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

We hold U.S. and foreign patents allowing for the manufacture, marketing and distribution of intelligent eyewear (IE) that is hands-free, has wireless communication and provides quality sound and noise attenuation. We consider our intellectual property in three tiers, with each tier building upon the successful claims in the prior tier.  Our tiers are as follows:

Tier	Description

I	Hearing Protection and Communication Eyewear
II	Communication Eyewear with Advanced Audio Control and Option for Wireless Earpieces
III	Communication Eyewear Providing Advanced Zone of Safety Capability

In connection with our tier I and tier II intellectual property (IP), we developed the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear.  The eyewear is designed for use on a recreational and professional basis.  Our recreational eyewear is equipped with wireless two-way Bluetooth voice communication that is compatible with any cellular telephone that is Bluetooth enabled and is capable of streaming stereo music from any Bluetooth enabled music device. In addition, our eyewear works with handheld Bluetooth- enabled VHF and UHF walkie-talkies and Bluetooth adaptors. It contains built-in dual microphones to cancel out background noise and noise-isolating ear plugs that reduce noise levels by up to 42 decibels. Our professional model is similar to the recreational model, but contains additional safety features and is intended to be marketed to the PPE markets for use by police, fire, rescue, military and security personnel as well as companies in bio-hazardous, mining, construction and heavy manufacturing that utilize VHF and UHF radio communication.

Honeywell International Inc., acting through its Honeywell Safety Products business unit, has been selling our communication eyewear, primarily in the PPE markets, under its branded ‘ICOM’ name in Europe and UVEX branded ‘AcccoustiMaxx’ in the United States.  In January 2014, Blaupunkt Personal Audio, LLC introduced a version of the eyewear optimized for consumer mobile entertainment and communications.  The eyewear is being sold worldwide under the ‘Blaupunkt’ brand.

The eyewear sold under our tier I and tier II IP allowed us to prove our concept, take the product to market and engage in significant product testing and refinement.  We will continue to market, support and upgrade our eyewear in the recreational and professional markets, as we believe it is the only communication eyewear providing superior audio capabilities.  However, with the issuance of the utility patent for our tier III IP in June 2014, we are focusing on maximizing the opportunities this patent provides for the newly emerging IE market.  We believe there is significant value therein and intend to monetize our IE technology.

Our Intelligent Eyewear IP

We consider intelligent eyewear as any type of glasses that incorporates computer and/or advanced electronic technologies.  Intelligent eyewear can be a subset of the wearable technology industry.  Our tier I and tier II IP covers delivery of sound, communication and intelligence through the ear canal.  Our tier III patent covers the delivery of information relating to a physical zone of safety around the user, which can include environmental data, locational data and situational status of the user, locational data of potentially hazardous objects near the user, as well as biometric data from the wearer.

All of our patents are utility patents and provide superior protection against possible infringement.  There are several major technology companies that have announced plans for intelligent eyewear, including Google Glasstm in a partnership with Luxottica, Apple, Microsoft, Samsung, Sony, and Osterhout in a partnership with Motorola.  We have, through our IP counsel, put all of these companies on notice as to our intellectual property rights and made clear that we will enforce our rights against any infringing products.  We have previously stopped companies from selling possibly infringing foreign-made communication eyewear.

While our tier I and tier II IP provides patent protection for in-ear delivery of sound, we purposefully did not include such claims in our tier III patents.  We did not want to limit the claims to only include delivery of information in-ear, and we believe that the protections provided by our tier I and tier II patents will continue to protect against such uses in IE for the foreseeable future.  Our tier III IP concentrates on intelligence including situational awareness, and the location, position, and status (including danger to, and condition) of the wearer.

Products that would potentially infringe upon our intellectual property would have the following characteristics:

Tier I and Tier II IP	Tier III IP

1.A frame;	1.A frame;
2.At least one shield in front of the eyes;	2.At least one panel in front of the eyes capable of displaying information;
3.Ability to communicate; and	3.Intelligence that determines the conditions of the wearer and the environment around wear; and
4.In-ear delivery of information.	4.Ability to communicate that information to at least the wearer.

One particular market channel, out of many wearable technology markets covered by our patents, that we believe our tier III IP can have a significant impact on is those who are sight or hearing impaired.  We believe that our IE eyewear, alone or with applications from third parties, will have the ability to do the following:

•	Read text of lectures or of ongoing conversations in a room without needing to have visual line of site;

•	Speech to text processes;

•	Real-time translation of foreign languages being spoken, with the earplugs blocking out the foreign language;

•	Processors to alert to alarm noises, honking horns and the safety related volume, urgency, proximity and vector information can be sent to audio, vibratory, and/or visual inputs;

•	Vibration devices in the eyewear can signal to blind people obstacle locations – left, right, front;

•	IE at the side of the neck to have Braille words “imprinted” (by shifting mechanical or air-puff devices) and “read” against their skin; and

•	A cell phone attachment to have a braille reader screen for text messages.

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
•
 We have multiple patent applications pending in the United States and with the European Patent Office, and our patent counsel responds to their comments on regular basis to insure timely actions and filings.  In addition, we have made the necessary filings to allow us to file patent applications in certain European and Asian counties if our pending patent applications are granted by the USPTO; and

•
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

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue, Cost of Sales and Gross Profit

Revenue for the three months ended June 30, 2014 was $1,292 as compared to $119,925 for the three months ended June 30, 2013.  Revenue for three months ended June 30, 2014 and 2013 were comprised completely of sales. Revenue decreased as our primary efforts are moving away from sales in the traditional PPE market and towards monetizing our intellectual property in the newly developing intelligent eyewear market.  Our cost of sales was $1,271 for the three months ended June 30, 2014 netting us a gross profit of $21, or a 1.6% gross profit margin as compared to cost of sales of $97,680 for the three months ended June 30, 2013, netting us a gross profit of $22,245 or  a 18.5% gross profit margin.  Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Operating Expenses

For the three months ended June 30, 2014 and 2013, general and administrative expenses totaled $179,141 and $125,052, respectively, representing a period to period increase of $54,089.  The primary increase in our general and administrative expenses was stock-based compensation expense (non-cash) of $74,316 for the three months ended June 30, 2014 compared to $28,181 for the three months ended June 30, 2013, an increase of $46,135.

In addition, included in general and administrative expenses for the three months ended June 30, 2014 and 2013 were professional fees totaling $74,406 and $53,068, respectively. Of the professional fees, accounting fees increased to $25,435 in the current period from $7,500 for the three months ended June 30, 2013, legal fees decreased by $6,643 to $20,962 for the three months ended June 30, 2014 from $27,605 from the three months ended June 30, 2013 and other consulting fees increased to $28,009 for the three months ended June 30, 2014 as compared to $17,963 for same period, last year.  The increase in other consulting fees of $10,046 resulted primarily from the change in fair value of the stock based payments for the services provided.  We also incurred patent maintenance, non-recurring engineering costs and prototype development costs in aggregate of $3,756 for the three months ended June 30, 2014 as compared to $16,218 for the same period in 2013.

Other Income and Expenses

Previously, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For three months ended June 30, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $131,576, compared to $-0- for the current period.  As of March 31, 2014, all anti-dilutive provisions had expired.

We incurred interest expense of $1,204 and $1,305 for the three months ended June 30, 2014 and 2013, respectively.  The decrease is due to reductions in related party debt obligations resulting in lower incurred interest.

Interest income was $31 and $69 for the three months ended June 30, 2014 and 2013, respectively. The change in interest income is a result of lower carrying balances in our interest bearing accounts.

Net Income (Loss)

For the three months ended June 30, 2014, we had net loss of $(180,543) (($0.02) per share of common stock) as a result of the foregoing, compared to a net income of $27,132 ($0.00 per share of common stock) for the three month ended June 30, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenue, Cost of Sales and Gross Profit

Revenue for the six months ended June 30, 2014 was $1,292 as compared to $181,425 for the six months ended June 30, 2013.  Revenue for six months ended June 30, 2014 and 2013 were comprised completely of sales. Revenue decreased as our primary efforts are moving away from sales in the traditional PPE market and towards monetizing our intellectual property in the newly developing intelligent eyewear market.  Our cost of sales was $1,271 for the six months ended June 30, 2014 netting us a gross profit of $21, or a 1.6% gross profit margin as compared to cost of sales of $148,383 for the six months ended June 30, 2013, netting us a gross profit of $33,042 or  a 18.2% gross profit margin.  Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Operating Expenses

For the six months ended June 30, 2014 and 2013, general and administrative expenses totaled $405,004 and $285,766, respectively, representing a period to period increase of $119,238.  The primary increase in our general and administrative expenses was stock-based compensation expense (non-cash) of $212,457 for the six months ended June 30, 2014 compared to $77,648 for the six months ended June 30, 2013, an increase of $134,809.

In addition, included in general and administrative expenses for the six months ended June 30, 2014 and 2013 were professional fees totaling $106,457 and $97,018, respectively. Accounting and legal professional fees decreased by $3,993.  Consulting fees incurred for the six months ended June 30, 2014 and 2013 were $47,775 and $40,762, respectively.  The increase of $7,013 resulted primarily from the change in fair value of the stock based payments for the services provided.  We also incurred patent maintenance, non-recurring engineering costs and prototype development costs in aggregate of $32,269 for the six months ended June 30, 2014 as compared to $48,617 for the same period in 2013.

Other Income and Expenses

Previously, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For six months ended June 30, 2014, we recorded a gain on change in the fair value of these derivative liabilities of $52,071, compared to $290,204 for the same period last year.  As of March 31, 2014, all anti-dilutive provisions had expired.

We incurred interest expense of $2,594 and $2,583 for the six months ended June 30, 2014 and 2013, respectively.  The increase is due to compounding of interest on related party debt obligations resulting in higher incurred interest.

Interest income was $69 and $147 for the six months ended June 30, 2014 and 2013, respectively. The change in interest income is a result of lower carrying balances in our interest bearing accounts.

Net Income (Loss)

For the six months ended June 30, 2014, we had net loss of $(356,037) (($0.04) per share of common stock) as a result of the foregoing, compared to a net income of $34,242 ($0.00 per share of common stock) for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had working capital of $73,146. For the six months ended June 30, 2014, we used $140,765 in cash in operating activities and $nil in investing activities. Cash provided by financing activities during the six months ended June 30, 2014 totaled $58,000 from the sale common stock, net with $12,486 repayments of related party loans.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. During the six months ended June 30, 2014, we incurred certain non-recurring expenses.  As a result, we have sufficient capital resources to meet our projected cash flow requirements to conduct our proposed operations for at least the next five months. However, we will require additional financing in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. During the six months ended June 30, 2014, we raised $45,514 (comprised of sale of common stock of $58,000, net with repayments of shareholder loan of $12,486), compared with $151,000 for the six months ended June 30, 2013 (comprised of sale of Series A convertible preferred stock of $152,000, net with repayments of shareholder loans of $1,000).

As of June 30, 2014, we had working capital of approximately $73,000.  We currently use about $23,500 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will decrease over the next twelve months as we expend less money on prototype development.  In addition, of our current liabilities of $58,619; $46,466 represents accrued interest due to our founder and Chief Executive Officer, Thomas Rickards.

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

The following table summarizes stockholder loans payable as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Loans payable, due on demand, interest at 10%	$-	$12,486
Accrued interest	46,466	43,887
	$46,466	$56,373

During the six months ended June 30, 2014, we repaid $12,500 comprising repayments of loan of $12,486 and accrued interest of $14.

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

There were no unrecognized tax benefits at June 30, 2014 and December 31, 2013. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock and Class B common stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three and six months ended June 30, 2014.

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

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our financial position, results of operations or cash flows.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014, we issued an aggregate of 60,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $35,402. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

During the quarter ended June 30, 2014, we issued an aggregate of 258,333 shares of Class A common stock to our Chief Executive Officer pursuant to his former and current employment agreements. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

During the quarter ended June 30, 2014, we sold an aggregate of 365,000 shares of Class A common stock to investors for gross proceeds of $58,000. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

ENERGY TELECOM, INC.

Date: August 14, 2014	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)