Form 10-Q
period 2014-09-30
Energy Telecom, Inc.
filed 2014-10-29
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 23, 2014, there were 10,607,874 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed balance sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

		Condensed statements of operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4

		Condensed statement of changes in stockholders’ equity for the nine months ended September 30, 2014 (unaudited)	5

		Condensed statements of cash flows for the nine months ended September 30, 2014 and 2013 (unaudited)	6

		Notes to condensed financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	23

	ITEM 1A.	Risk Factors	23

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	ITEM 3.	Defaults Upon Senior Securities	23

	ITEM 4.	Mine Safety Disclosures	23

	ITEM 5.	Other Information	23

	ITEM 6.	Exhibits	24

	SIGNATURES		25

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$82,064	$199,603
Accounts receivable	1,442	-
Prepaid expenses and supplies	75,591	17,656
Total current assets	159,097	217,259

Property and equipment, net	1,054	1,903

Total assets	$160,151	$219,162

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$57,783	$47,538
Stockholder notes payable	-	12,486
Total current liabilities	57,783	60,024

Long term debt:
Derivative liability	-	52,071
Total long term debt	-	52,071

Total liabilities	57,783	112,095

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 shares issued and outstanding	4	4
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 10,607,874 and 8,984,541 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,061	898
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	6,146,994	5,653,764
Accumulated deficit	(6,345,691)	(5,847,599)
Total stockholders' equity	102,368	107,067

Total liabilities and stockholders' equity	$160,151	$219,162

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUE:
Sales	$-	$187,575	$1,292	$369,000

COST OF GOODS SOLD	-	146,520	1,271	294,903

Gross profit	-	41,055	21	74,097

OPERATING EXPENSES:
Selling, general and administrative expenses	140,664	74,093	545,668	359,859
Depreciation	249	401	849	1,203
Total operating expenses:	140,913	74,494	546,517	361,062

Loss from operations	(140,913)	(33,439)	(546,496)	(286,965)

OTHER INCOME (EXPENSE):
Interest income	22	46	91	193
Gain on change in fair value derivative liabilities	-	92,218	52,071	382,422
Interest expense	(1,164)	(1,352)	(3,758)	(3,935)

Total other income (expense):	(1,142)	90,912	48,404	378,680

Net (loss) income before provision for income taxes	(142,055)	57,473	(498,092)	91,715

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET (LOSS) INCOME	$(142,055)	$57,473	$(498,092)	$91,715

Net (loss) income per common share, basic	$(0.01)	$0.01	$(0.05)	$0.01

Net loss per common share, diluted	$(0.01)	$(0.00)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding, basic	10,192,059	8,918,345	9,731,140	8,880,071

Weighted average number of common shares outstanding, diluted	10,192,059	10,056,465	9,731,140	10,018,191

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, January 1, 2014	3,947	$4	8,984,541	$898	600,000	$300,000	$5,653,764	$(5,847,599)	$107,067
Common stock issued for services rendered	-	-	150,000	15	-		77,396	-	77,411
Common stock issued for officer's compensation	-	-	883,333	88		-	327,894	-	327,982
Sale of common stock	-	-	590,000	59	-	-	87,941	-	88,000
Net loss	-	-	-	-	-	-	-	(498,092)	(498,092)
Balance, September 30, 2014	3,947	$4	10,607,874	$1,060	600,000	$300,000	$6,146,995	$(6,345,691)	$102,368

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(498,092)	$91,715
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	849	1,203
Common stock issued for services rendered	68,921	57,617
Common stock issued or issuable for officer compensation	280,815	77,649
Change in fair value of derivative liability	(52,071)	(382,421)
Changes in operating assets and liabilities:
Accounts receivable	(1,442)	(40,618)
Prepaid supplies	572	-
Prepaid expenses	(2,850)	-
Advances to suppliers	-	33,300
Accounts payable and accrued liabilities	10,245	39,423
Net cash used in operating activities	(193,053)	(122,132)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	88,000	-
Proceeds from sale of Series A convertible preferred stock	-	152,000
Repayments of shareholder loans	(12,486)	(1,000)
Net cash provided by financing activities	75,514	151,000

Net (decrease ) increase in cash	(117,539)	28,868

Cash beginning of period	199,603	216,479
Cash end of period	$82,064	$245,347

Supplemental disclosures of cash flow information:
Interest paid	$2,014	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Class A common stock issued for Series A convertible preferred stock	$-	$8
Class A common stock issued for prepaid services	$55,657	$5,250

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
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

NOTE 2 - LIQUIDITY

The Company incurred various non-recurring expenses in 2013 and for the nine months ended September 30, 2014 in connection with non-recurring patent expenses.  As of September 30, 2014, the Company had working capital of $101,314.   Of the outstanding current liabilities of $57,783, 79% represent liabilities due to Tom Rickards, the Company’s Chief Executive Officer (See Note 6).  During the nine months ended September 30, 2014, the Company received proceeds of $88,000 from the sale of its Class A common stock. As a result, the Company has sufficient capital resources to meet its projected cash flow requirements to conduct its proposed operations for at least the next five months.

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
SEPTEMBER 30, 2014 AND 2013
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

Revenue recognized during the three and nine months ended September 30, 2014 and 2013 related to sales of product.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2014 and December 31, 2013, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consisted of reset provisions related to Series A Convertible Preferred Stock.  These embedded derivatives included certain conversion features and reset provisions. During the nine months ended September 30, 2014, the reset features embedded in the Series A Convertible Preferred Stock expired.  At the time of expiry, the fair value of the embedded derivative was nil.

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
SEPTEMBER 30, 2014 AND 2013
(unaudited)

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC 718- 10 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock and Class B common stock (See Note 7), stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2014.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and whether it is expected to have a material impact on the Company’s condensed financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and whether it is expected to have a material impact on the Company’s condensed financial position and results of operations.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
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

For the nine months ended September 30, 2014, the Company did not have any assets or liabilities that were required to be valued using level 3 inputs.  The carrying amount of the Company's assets and liabilities approximated fair value as of September 30, 2014 and December 31, 2013.

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

During the nine months ended September 30, 2014, the embedded derivatives as described above expired.  At the time of expiry, the Company adjusted the derivative to its determined fair value of nil.

At the time of expiry and at September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gains of $-0- and $92,218 for the three months ended September 30, 2014 and 2013, respectively, and $52,071 and $382,422 for the nine months ended September 30, 2014 and 2013, respectively.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(unaudited)

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Loans payable, due on demand, interest at 10%	$-	$12,486
Accrued interest	45,630	43,887
	$45,630	$56,373

The Company recognized interest expense associated with the loans of $1,164 and $3,758 for the three and nine months ended September 30, 2014, respectively; and $1,352 and $3,935 for the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2014, the Company repaid $14,500, comprising repayments of loan of $12,486 and accrued interest of $2,014.

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

Shares issued to consultants

During the nine months ended September 30, 2014, the Company issued 135,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $68,921.

During the nine months ended September 30, 2014, the Company issued 15,000 shares of Class A common stock to consultants in exchange for prepaid services with a fair value totaling $8,490.

Shares issued or issuable as compensation

During the nine months ended September 30, 2014, the Company issued 750,000 shares of Class A common stock with a fair value totaling $327,982 obligated under a 2014 employment contract, of which 83,334 shares of Class A common stock with a fair value totally $47,167 was prepaid as of September 30, 2014, as officer compensation.  Issuance of the 375,000 shares of Class A common stock represented a signing bonus, fully earned at the date of issuance, the remaining 375,000 Class A common stock are earned quarterly.  See Note 10 - Commitments and Contingencies.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013
(unaudited)

Shares issued to officer

During the nine months ended September 30, 2014, the Company issued 133,333 shares of Class A common stock under a 2012-2013 employment agreement.  In 2013, the Company charged to operations $77,648 for the shares of Class A common stock issuable to an officer in exchange for services rendered.  No additional value was recorded in the 2014 year.

Sale of shares

During the nine months ended September 30, 2014, the Company sold 590,000 shares of Class A common stock for cash totaling $88,000.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for the three and nine months ended September 30, 2014 was $6,000 and $18,000, respectively, and $6,000 and $18,000 for the three and nine months ended September 30, 2013, respectively.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bore interest of 10% per annum, compounding annually and were due on demand.  As of September 30, 2014, all principal loan amounts have been repaid but the accrued interest remains outstanding.

NOTE 9 — CONCENTRATIONS

The Company’s revenues earned from sale of products for the three and nine months ended September 30, 2014 and 2013 included an aggregate of 100% from one customer of the Company's total revenues.  The Company’s purchases are from one manufacturer for the three and nine months ended September 30, 2014 and 2013.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 1, 2014, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder, whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company (the “Cash Salary”) and (ii) 500,000 shares of class A common stock (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree and the Stock Salary issuable in equal installments at the end of each three month period.  In addition, Mr. Rickards received 375,000 shares of series A common stock as a signing bonus, which was fully earned upon issuance, and receives a $700 per month car allowance.

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

Our mission is to monetize our global utility patent portfolio with claims covering nearly all features of Intelligent Eyewear (IE) in the pipeline from major technology providers, including Google, Microsoft, Samsung and Sony.  We have had preliminary discussions with, and continue to seek out, intellectual property (IP) management/exploitation firms and investment groups that are interested in discussing transactions that can exploit our IP to achieve maximum shareholder value.

We consider our IP in three tiers, with each tier building upon the successful claims in the prior tier, as follows:

Tier	Description

I	Hearing Protection and Communication Eyewear.
II	Communication Eyewear with Advanced Audio Control and Option for Wireless Earpieces.
III	Awareness, Connectivity, and Safety Eyewear Providing Advanced Biometric and Situational Awareness to Impart Knowledge and Entertainment to the Wearer.

Our IP is owned outright by Energy Telecom and is not encumbered by royalties, licenses, liens or contractual rights.

The Problem

Modern society has developed so that people require constant access to the world of information they require, especially when mobile.  The problem is those mobile users must still hold their information source to their ears with their hands, or use messy earplugs and cords, and then only to receive audio information.  The current crude methods of people receiving information into their ears and eyes date back hundreds of years.  Additionally, information users require a rapidly increasing awareness of the conditions around them, and their locational status, as do others far from the users.

Solution

All of our issued and pending patents are utility patents and provide superior protection against possible infringement.  Our Tier I and Tier II IP covers delivery of sound, communication and intelligence through the ear canal.  Our Tier III issued and pending patents cover the delivery of a wide range of information, which can include environmental data, locational and situational status of the user, locational data of potentially hazardous objects near the user, as well as biometric data.  IE protected by our patents also includes delivery of entertainment, and the exchange of optical and audio information to and from the wearer through optical display and audio means, including high-fidelity stereo music.

In connection with our Tier I and Tier II IP and as part of a pilot program to introduce on a wide-scale global basis the idea of IE, we independently developed the world's first hands-free two-way, sound attenuating wireless telecommunication eyewear.  This professional eyewear is currently being licensed and distributed by Honeywell International, and has been available since 2012. The eyewear is designed for use on a recreational and professional basis.  Our recreational eyewear (currently licensed and distributed by Blaupunkt Personal Audio) is equipped with wireless two-way Bluetooth voice communication capable of streaming high-fidelity stereo music from any Bluetooth enabled device. It contains built-in dual microphones to cancel out background noise and noise-isolating ear plugs. Our professional model is similar to the recreational model, but contains additional safety features and is intended to be marketed to the Personal Protective Equipment (PPE) markets for use by police, fire, rescue, military and security personnel as well as companies in bio-hazardous, mining, construction and heavy manufacturing.

Honeywell International Inc., acting through its Honeywell Safety Products business unit, has been selling our communication eyewear, primarily in the PPE markets, under its branded ‘ICOM’ name in Europe and UVEX branded ‘AcccoustiMaxx’ in the United States.

In January 2014, Blaupunkt Personal Audio, LLC introduced a version of the eyewear optimized for consumer mobile entertainment and voice communications.  The eyewear is being sold worldwide under the ‘Blaupunkt’ brand.

Eyewear sold under our Tier I and Tier II IP allowed us to prove our concept, take the product to market and engage in significant product testing and refinement.  It should be noted that our IP is not limited to glasses or eyewear, but includes any type of lens of any type of see-through material in front of the wearer’s face, including goggles, shields and masks.

However, with the issuance of the first utility patent for our Tier III IP in June 2014, and filing of our immediate continuation-in-part (CIP) patent application that enlarges the scope of IE covered by our claims, we began focusing on maximizing the opportunities this patent provides for the newly emerging IE market.  We believe there is significant value therein and intend to monetize our IP.

Our Advantage

Our patents are “first rung” utility patents that cover eyewear of any kind with primary first claims describing “len(s), delivering of “sound to the ear” through the only viable method –to the ear canal-, “communication”, and now intelligence, i.e. the wearers condition and orientation, movements, the environment around the eyewear user, and, the ability to exchange the information bi-laterally with remote sources.

It should be noted that while many other possible competitors file patent applications describing and showing IE with in-ear delivery, they concentrate on an entire world of potential optical delivery, but do not include that delivery of in-ear audio in their claims.  This issue has been overlooked by others to their detriment. Energy Telecom did not overlook this critical factor in its Tier II and III utility patents.

As a result, we believe that our IP will cover almost all conceivable intelligence being gathered and presented to the wearer, and to other people/systems on a remote basis.

Competition

The IE market is quickly developing, and major technology companies are in various stages of producing products.  Google is currently selling its Google Glasstm, and Microsoft, Samsung and Sony have announced IE products that are expected to be available in the near future.  Other large companies are expanding into the larger wearable technology market.

There are also many start-ups and emerging companies that are attempting to combine the value of Intelligent Eyewear with other markets.  For example, DAQRI has announced plans to merge IE with the PPE market with its Smart Helmet. This market segment, while new, is rapidly expanding as the PPE markets demand more intelligence, protection, and communication at work.

We have, through our IP counsel, put potential competitors on notice as to our intellectual property rights and made clear that we will enforce our rights against any infringing products.  We and our IP counsel monitor the markets for Intelligent Eyewear that might possibly infringe on the Company’s IP, and enforce our rights accordingly. We have previously stopped companies from selling possibly infringing foreign-made communication eyewear.  Recently, Google contacted us about helping with a PPE model of their Google Glass, which we declined to do.

Potential Markets

Sight and Hearing Impaired

One particular market channel, out of many wearable technology markets covered by our patents, that we believe our Tier III IP can have a significant impact on is those who are sight or hearing impaired.  We believe that our IE eyewear, alone or with applications from third parties, will have the ability to do the following:

•	Read text of lectures or of ongoing conversations in a room without needing to have visual line of site;

•	Speech to text processes;

•	Real-time translation of foreign languages being spoken, with the earplugs blocking out the foreign language;

•	Processors to alert to alarm noises, honking horns and the safety related volume, urgency, proximity and vector information can be sent to audio, vibratory, and/or visual inputs;

•	Vibration devices in the eyewear can signal to blind people obstacle locations – left, right, front;

•	IE at the side of the neck to have Braille words “imprinted” (by shifting mechanical or air-puff devices) and “read” against their skin; and

•	A cell phone attachment to have a braille reader screen for text messages.

Medical industry

Hospital/Doctor’s offices:

•	Display of medical records through video or static display;

•	Internet access to records and diagnosing aids;

•	Determine presence of harmful radiation or gases, and notify wearer though sound or visual aids;

•	Report unsafe conditions around the wearer to remote supervisory and/or monitoring locations;

•	Determine condition and state of the wearer (prone for too long, as just one example) and reporting to remote locations, for assistance;

•	Use in venues requiring ‘splash’ protection for the eyes;

•	Maintain constant contact with supervisors and peers; and

•	Display of important text messages.

Dentistry (UVEX PPE eyewear already used in Dentist’s offices today):

•	Dentist or technician can speak to the patient through the eyewear;

•	Patients watch live video of procedure;

•	Patients watch instructive videos or movies during lengthy procedures;

•	Use by patients during cleaning and other work, to protect eyes; and

•	Patients listen to soothing music.

High Fidelity Stereo Music in Conjunction with Outdoors Activities

The Blaupunkt high-fidelity sound model currently available for sale already is able to deliver concert-hall quality through advanced audio drivers, more expensive disposable ear plugs, advanced noise suppression, and proprietary audio control software program.

Outdoors recreation, including:

•	Biking;

•	Jogging;

•	Hiking;

•	Beach use;

•	Hunting;

•	Skiing;

•	Maintaining contact with others through display of text or video messaging;

•	While in use in any of the above, receiving weather updates, and monitoring body output (heart, pulse, etc.) during use; and

•	Determining condition and state of the wearer (prone for too long, as just one example) and reporting to remote locations, for assistance.

Casual use, including:

•	Outdoor casual ‘hanging out’ alone or with friends;

•	Watching short videos; and

•	Watching movies while outdoors.

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

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue, Cost of Sales and Gross Profit

Revenue for the three months ended September 30, 2014 was $-0- as compared to $187,575 for the three months ended September 30, 2013.  Revenue for three months ended September 30, 2013 was comprised completely of sales. Revenue decreased as our primary efforts are moving away from sales in the traditional PPE market and towards monetizing our intellectual property in the newly developing intelligent eyewear market.  Our cost of sales was $146,520 for the three months ended September 30, 2013, netting us a gross profit of $41,055, for a 21.9% gross profit margin.  Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Operating Expenses

For the three months ended September 30, 2014 and 2013, general and administrative expenses totaled $140,664 and $74,093, respectively, representing a period to period increase of $66,571.  The primary increase in our general and administrative expenses was stock-based compensation expense (non-cash) of $92,966 for the three months ended September 30, 2014 compared to $16,856 for the three months ended September 30, 2013, an increase of $76,110, net with reduction in travel related expenses in the current period as compared to the prior year.

In addition, included in general and administrative expenses for the three months ended September 30, 2014 and 2013 were professional fees totaling $38,753 and $38,004, respectively. Of the professional fees, accounting fees decreased to $6,006 in the current period from $15,185 for the three months ended September 30, 2013, legal fees increased by $2,660 to $7,122 for the three months ended September 30, 2014 from $4,462 from the three months ended September 30, 2013 and other consulting fees increased to $25,624 for the three months ended September 30, 2014 as compared to $18,357 for the same period last year.  The increase in other consulting fees of $7,267 resulted primarily from the change in fair value of the stock based payments for the services provided.  We also incurred patent maintenance, non-recurring engineering costs and prototype development costs in aggregate of $7,964 for the three months ended September 30, 2014 as compared to $5,907 for the same period in 2013.

Other Income and Expenses

Previously, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For three months ended September 30, 2013, we recorded a gain on change in the fair value of these derivative liabilities of $92,218, compared to $-0- for the current period.  As of March 31, 2014, all anti-dilutive provisions had expired.

We incurred interest expense of $1,164 and $1,352 for the three months ended September 30, 2014 and 2013, respectively.  The decrease is due to reductions in related party debt obligations resulting in lower incurred interest.

Interest income was $22 and $46 for the three months ended September 30, 2014 and 2013, respectively. The change in interest income is a result of lower carrying balances in our interest bearing accounts.

Net Income (Loss)

For the three months ended September 30, 2014, we had net loss of $(142,055) (($0.01) per share of common stock) as a result of the foregoing, compared to a net income of $57,473 ($0.01 per share of common stock) for the three month ended September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenue, Cost of Sales and Gross Profit

Revenue for the nine months ended September 30, 2014 was $1,292 as compared to $369,000 for the nine months ended September 30, 2013.  Revenue for nine months ended September 30, 2014 and 2013 was comprised completely of sales. Revenue decreased as our primary efforts are moving away from sales in the traditional PPE market and towards monetizing our intellectual property in the newly developing intelligent eyewear market.  Our cost of sales was $1,271 for the nine months ended September 30, 2014, netting us a gross profit of $21, for a 1.6% gross profit margin, as compared to cost of sales of $294,903 for the nine months ended September 30, 2013, netting us a gross profit of $74,097, for a 20.0% gross profit margin.  Cost of sales relating to product sales include various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Operating Expenses

For the nine months ended September 30, 2014 and 2013, general and administrative expenses totaled $545,668 and $359,859, respectively, representing a period to period increase of $185,809.  The primary increase in our general and administrative expenses was stock-based compensation expense (non-cash) of $349,736 for the nine months ended September 30, 2014 compared to $135,266 for the nine months ended September 30, 2013, an increase of $214,470.

In addition, included in general and administrative expenses for the nine months ended September 30, 2014 and 2013 were professional fees totaling $145,209 and $135,022, respectively. Accounting and legal professional fees decreased by $2,526.  Consulting fees incurred for the nine months ended September 30, 2014 and 2013 were $73,550 and $60,837, respectively.  The increase of $12,713 resulted primarily from the change in fair value of the stock based payments for the services provided.  We also incurred patent maintenance, non-recurring engineering costs and prototype development costs in aggregate of $40,233 for the nine months ended September 30, 2014 as compared to $54,524 for the same period in 2013.

Other Income and Expenses

Previously, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For nine months ended September 30, 2014, we recorded a gain on change in the fair value of these derivative liabilities of $52,071, compared to $382,422 for the same period last year.  As of March 31, 2014, all anti-dilutive provisions had expired.

We incurred interest expense of $3,758 and $3,935 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease is due to reductions in related party debt obligations resulting in lower incurred interest.

Interest income was $91 and $193 for the nine months ended September 30, 2014 and 2013, respectively. The change in interest income is a result of lower carrying balances in our interest bearing accounts.

Net Income (Loss)

For the nine months ended September 30, 2014, we had net loss of $(498,092) (($0.05) per share of common stock) as a result of the foregoing, compared to a net income of $91,715 ($0.01 per share of common stock) for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $101,314. For the nine months ended September 30, 2014, we used $193,053 in cash in operating activities and $nil in investing activities. Cash provided by financing activities during the nine months ended September 30, 2014 totaled $88,000 from the sale common stock, net with $12,486 repayments of related party loans.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. During the nine months ended September 30, 2014, we incurred certain non-recurring expenses.  As a result, we have sufficient capital resources to meet our projected cash flow requirements to conduct our proposed operations for at least the next five months. However, we will require additional financing in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. During the nine months ended September 30, 2014, we raised $75,514 (comprised of sale of common stock of $88,000, net with repayments of shareholder loan of $12,486), compared with $151,000 for the nine months ended September 30, 2013 (comprised of sale of Series A convertible preferred stock of $152,000, net with repayments of shareholder loans of $1,000).

As of September 30, 2014, we had working capital of approximately $101,000.  We currently use about $21,500 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will decrease over the next twelve months as we expend less money on prototype development.  In addition, $45,630 of our current liabilities of $57,783 represents accrued interest due to our founder and Chief Executive Officer, Thomas Rickards.

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

Upon the occurrence of certain triggering events, the holders have the right to require us to redeem all or a portion of the shares of Series A Preferred Stock.  The redemption price is the greater of (A) the number of shares of Common Stock that the Series A Preferred Stock being redeemed are convertible into multiplied by the average market price on the date of redemption or (B) the Stated Value of the Series A Preferred Stock being redeemed multiplied by a Redemption Premium.  The “Redemption Premium” is (A) 125% in the event that we fail to have the Common Stock be quoted on the OTC-QB or OTC-PK for a period of 10 days during any period of 12 months; (B) 250% in the event that we make any statement that we intend to not comply with proper requests for conversion of the Series A Preferred Stock; or (C) 200% in the event that we fail to timely file an Annual Report on Form 10-K, an Quarterly Report on Form 10-Q or a Current Report on Form 8-K in the time periods that are required of a company with securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

In connection with the Financings, we granted the holders piggyback registration rights for a period of two years from the closing date of such Financing.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Loans payable, due on demand, interest at 10%	$-	$12,486
Accrued interest	45,630	43,887
	$45,630	$56,373

During the nine months ended September 30, 2014, we repaid $14,500 comprising repayments of loan of $12,486 and accrued interest of $2,014.

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

There were no unrecognized tax benefits at September 30, 2014 and December 31, 2013. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock and Class B common stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three and nine months ended September 30, 2014.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We have not yet determined the effect of the adoption of this standard and whether it is expected to have a material impact on our condensed financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We have not yet determined the effect of the adoption of this standard and whether it is expected to have a material impact on our condensed financial position and results of operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, we issued an aggregate of 45,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $24,481. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

During the quarter ended September 30, 2014, we issued an aggregate of 250,000 shares of Class A common stock to our Chief Executive Officer pursuant to his employment agreement. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

During the quarter ended September 30, 2014, we sold an aggregate of 225,000 shares of Class A common stock to investors for gross proceeds of $30,000. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

ENERGY TELECOM, INC.

Date: October 29, 2014	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)