Form 10-K
period 2014-12-31
Energy Telecom, Inc.
filed 2015-04-09
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 333-167380

ENERGY TELECOM, INC.
(Exact name of registrant as specified in its charter)

Florida		65-0434332
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
3501-B N. Ponce de Leon Blvd., #393 St. Augustine, Florida	32084	(904) 221-1973
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the Common Stock as quoted on the OTCQB was $3,646,505.82. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 3, 2015, there were 10,879,540 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

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

Competition

The IE market is quickly developing, and major technology companies are in various stages of producing products.  While Google recently discontinued its early edition Google Glasstm, it is being redesigned and is expected to be re-launched, possibly as early as 2015; in addition, Microsoft, Samsung and Sony have announced IE products that are expected to be available in the near future.  Other large companies are expanding into the larger wearable technology market.

There are also many start-ups and emerging companies that are attempting to combine the value of Intelligent Eyewear with other markets.  For example, DAQRI has announced plans to merge IE with the PPE market with its Smart Helmet. This market segment, while new, is rapidly expanding as the PPE markets demand more intelligence, protection, and communication at work.

We have, through our IP counsel, put potential competitors on notice as to our intellectual property rights and made clear that we will enforce our rights against any infringing products.  We and our IP counsel monitor the markets for Intelligent Eyewear that might possibly infringe on the Company’s IP, and enforce our rights accordingly. We have previously stopped companies from selling possibly infringing foreign-made communication eyewear.  Previously, Google contacted us about helping with a PPE model of their Google Glass, which we declined to do.

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

Approved Patents

Our current patents owned are as follows:

Patent Number	Name of Patent	Jurisdiction	Expiration Date

5,717,479	Industrial safety assembly including disposable ear protection and earphone	USA	September 6, 2016
CA2314348	Industrial safety assembly including disposable ear protection and ear phone	Canada	February 10, 2018
AU759466	Industrial safety assembly including disposable ear protection and ear phone	Australia	February 10, 2018
6,012,812	Industrial safety assembly	USA	September 6, 2016
ZL988140675	Industrial safety assembly including disposable ear protection and ear phone	China	February 10, 2018
6,950,531	Industrial hearing protection and communication assembly	USA	September 14, 2016
7,133,532	Hearing protection and communication assembly	USA	September 17, 2016
EP 1060433	Industrial safety assembly including disposable ear protection and ear phone	European Patent Office, United Kingdom, Spain, Italy, Germany, France	February 10, 2018
8,243,973	Communication eyewear assembly	USA	April 19, 2031
8,588,448	Communication eyewear assembly	USA	September 9, 2028
8,744,113	Communication eyewear assembly with zone of safety capability	USA	December 13, 2032

Patent Applications

Our current patent applications that are pending are as follows:

Application Number	Name of Patent Application	Jurisdiction	Application Date

108475823	Communication eyewear assembly	European Patent Office	March 10, 2010
2010347741	Communication eyewear assembly	Australia	March 10, 2012

2791531	Communication eyewear assembly	Canada	August 29, 2012
2010800652024	Communication eyewear assembly	China	September 5, 2012
1020127023357	Communication eyewear assembly	South Korea	September 6, 2012
2012557012	Communication eyewear assembly	Japan	September 10, 2012
13/921,606	Communication eyewear assembly	USA	June 19, 2013
14/200,612	Communication eyewear assembly	USA	March 7, 2014
PCTUS1369994	Communication eyewear assembly with Zone of Safety capability	European Patent Office	November 14, 2013
14/192,220	Communication eyewear assembly with Zone of Safety capability	USA	February 27, 2014

Trademarks

We have been granted two trademarks as follows:

Name of Trademark Granted	Date of Registration	Registration Number

Energytele.com	December 11, 2007	3354175
Safe-Talk	March 8, 2011	3930119

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

Employees

As of April 3, 2015, we had one employee, our Chief Executive Officer.  From time to time, we rely on consultants for various activities, including accounting, design, manufacturing and marketing.  Currently we have one consultant, who is providing accounting services, in exchange for shares of common stock on a monthly basis for his services.

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

For the year ended December 31, 2013, we had net income of $115,183 primarily as a result of a non-cash gain of $475,669 on a change in fair value derivative liabilities.  We incurred a net loss of $670,247 for the year ended December 31, 2014.   In addition, at December 31, 2014, we had an accumulated deficit of $6,517,846. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We received a modified report from our independent registered public accounting firm with an emphasis of matter paragraph for the year ended December 31, 2014 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital. There is no assurance that we will not receive similar emphasis of matter paragraph for our year ending December 31, 2015.

In their report dated April 9, 2015, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we had incurred substantial losses and have minimal revenues to date. Our ability to continue as a going concern is subject to our ability to generate profit and/or obtain necessary funding from outside sources, including obtaining funding from sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurance that such methods will prove successful.

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

Our sole officer and director own a controlling interest in our voting stock and investors will not have any voice in our management.

Our sole officer and director beneficially own or control the votes of approximately 56.6% of our outstanding common stock, including votes of the outstanding class B common stock. As a result, this stockholder will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;

•	removal of any of our directors;

•	amendment of our certificate of incorporation or bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, our sole director and executive officer is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our sole director and executive officer, or the prospect of these sales, could adversely affect the market price of our common stock. Our officer and director’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  During the year ended December 31, 2014, trading occurred on only 60 out of 252 possible trading days, with an average of approximately 440 shares per possible trading day and approximately 1,845 shares trades on each day when shares actually traded.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We maintain our mailing address at 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.  We sub-lease our principal office from our Chief Executive Officer.  Our telephone number is (904) 221-1973 and our fax number is (904) 819-8181. Our current office space consists of approximately 2,000 square feet. The lease runs on a month-to-month basis at a cost of $2,000 per month. We believe that our existing facilities are suitable and adequate to meet our current business requirements. We maintain websites at www.energytele.com and www.energyeyewear.com and the information contained on those websites is not deemed to be a part of this annual report.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently available for quotation on the OTCQB market under the symbol “ENRG.”  Prior to September 18, 2013, our common stock was available for quotation on the Over-the-Counter Bulletin Board under the symbol “ENRG.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2014
	High	Low
First Quarter	$0.70	$0.17
Second Quarter	$0.63	$0.27
Third Quarter	$0.58	$0.23
Fourth Quarter	$0.75	$0.15

	Fiscal Year 2013
	High	Low
First Quarter	$0.50	$0.30
Second Quarter	$0.48	$0.20
Third Quarter	$0.50	$0.15
Fourth Quarter	$0.38	$0.14

On April 3, 2015, the closing sale price of our common stock, as reported by the OTC Markets, was $0.12 per share. On April 3, 2015, there were 143 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 12, 2014, we sold 200,000 shares of Class A common stock to one investor for gross proceeds of $25,000. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

During the quarter ended December 31, 2014, we issued an aggregate of 30,000 shares of Class A common stock to consultants in exchange for services rendered with an aggregate fair value of $16,974. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

During the quarter ended December 31, 2014, we issued 41,666 shares of Class A common stock to our Chief Executive Officer pursuant to his employment agreement. The securities were issued in transactions pursuant to Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

Year ended December 31, 2014 compared to the year ended December 31, 2013

Revenue, Cost of Sales and Gross Profit

Revenue for the year ended December 31, 2014 was $1,292 as compared to $369,000 for the year ended December 31, 2013.  Revenue for year ended December 31, 2014 and 2013 was comprised completely of sales. Revenue decreased in 2014 as we obtained our latest patent, which we began focusing on ways to monetize in the newly emerging IE market, rather than sales of the existing product, which were designed to prove the concept of our eyewear and the patents supporting it.

Our cost of sales was $1,271 in 2014, netting us a gross profit of $21, compared to cost of sales of $294,903 in 2013, netting us a gross profit of $74,097.  As a result of our decrease in volume, our gross profit margins declined from 20% in 2013 to 2% in 2014. Cost of sales relating to product sales included various product introduction costs, such as eyewear that was given away for free to potential vendors and distributors and sales made at a loss or at cost to obtain customer feedback.

Expenses

For the years ended December 31, 2014 and 2013, general and administrative expenses totaled $716,472 and $427,897, respectively, representing a year to year increase of $288,575.  The primary increase in our general and administrative expenses was stock based (non-cash) compensation expense of $352,727 for the year ended December 31, 2014 compared to $77,649 for the year ended December 31, 2013, an increase of $275,078.

In addition, included in general and administrative expenses for the years ended December 31, 2014 and 2013 were professional fees totaling $92,181 and $87,182, respectively.  The increase in accounting professional fees of $10,143 resulted from an increase fees incurred for public reporting, net with reduction in legal fees of $1,842.  Consulting fees incurred for the years ended December 31, 2014 and 2013 were $99,772 and $74,943, respectively.  The increase of $24,829 resulted primarily from the increase in fair value of the stock-based payments for the services provided.  We also incurred patent filings and maintenance costs in aggregate of $67,839 in 2014 as compared to patent filings and maintenance costs, non-recurring engineering costs and prototype development fees of $67,123 in 2013.

Other Income and Expenses

During the year ended December 31, 2012 and the first quarter of 2013, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For 2014, we recorded a gain on change in the fair value of these derivative liabilities of $52,071 as compared to $475,669 in 2013.  As of December 31, 2014, all anti-dilution provisions had expired.

We incurred interest expense of $4,872 and $5,321 for the years ended December 31, 2014 and 2013, respectively.  The decrease is due to reductions of related party debt obligations.

Interest income was $104 and $239 for the years ended December 31, 2014 and 2013, respectively. Changes in interest income is a result of lower carrying balances in our interest bearing accounts coupled with interest rate changes paid on those balances from year to year.

Net (Loss) Income

For the year ended December 31, 2014, we had a net loss of ($670,247) ($0.07 per share of common stock) as a result of the foregoing, compared to a net income of $115,183 ($0.04 per share of common stock) for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of $3,447. For the year ended December 31, 2014, we used $245,439 in cash in operating activities and $nil in investing activities. Cash provided by financing activities totaled $113,000 from the sale of our Class A common stock, net with repayment of shareholder loans of $12,486.  From time to time since our formation in 1993, we have sold shares to investors in private placement transactions.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We believe we have sufficient funds to conduct our proposed operations until the end of April 2015, however not for 12 months.  We will continue to seek additional equity investments.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. During the year ended December 31, 2014, we raised $113,000 from the sale of securities compared with $152,000 for the year ended December 31, 2013.

As of December 31, 2014, we had working capital deficit of approximately $3,400.  We currently use about $20,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will remain relatively consistent for the next twelve months.  In addition, of our current liabilities of $60,975; $47,844 represents loans and accrued interest due and liabilities to our founder and Chief Executive Officer, Thomas Rickards.

Going Concern Consideration

In their report dated April 9, 2015, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to incurring operating losses for several years, an accumulated deficit of $6,517,846 as of December 31, 2014 and require additional financing to fund future operations.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity and we have financed our activities using equity financings. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

Sale of Class A Common stock.

During the year ended December 31, 2014, we completed private placements of 790,000 shares of Class A common stock and received proceeds totaling $113,000.

Loans Payable to Related Party

From time to time, we have received financing from Thomas Rickards, our Chief Executive Officer and sole Director. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Loans payable, due on demand, interest at 10%	$-	$12,486
Due to officer, non-interest bearing	2,700
Accrued interest	45,144	43,887
	$47,844	$56,373

We recognized interest expense associated with the loans of $4,872 and $5,321 for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company repaid $16,100, comprising repayments of loan of $12,486 and accrued interest of $3,614.

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

Patents

Our patents (U.S. 5,717,479, U.S. 6,012,812, U.S. 6,950,531, U.S. 7,133,532, U.S. 8,243,973, U.S. 8,588,448, U.S. 8,744,113 and other international patents) which describe the general means for delivering sound through disposable sound attenuating components, are capitalized at the original cost, if purchased, or at the carrying basis of the transferor if contributed by an entity under common control.  Patent costs, if any, are amortized using the straight-line method over their estimated period of benefit remaining.  We evaluate the recoverability of patents annually taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  Costs of developing patents that are not specifically identifiable, that have indeterminate lives, or that are inherent in the continuation of our business are recognized as an expense when incurred.

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

There are no unrecognized tax benefits at December 31, 2014 and 2013. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There is no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible preferred stock, Class B common stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the year ended December 31, 2014.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern have been disclosed in Note 2 in the accompanying financial statements.

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

We have audited the accompanying balance sheets of Energy Telecom, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Energy Telecom, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
New York, New York
April 9, 2015

ENERGY TELECOM, INC.
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash	$54,678	$199,603
Prepaid expenses and supplies	2,850	17,656
Total current assets	57,528	217,259

Property and equipment, net	804	1,903

Total assets	$58,332	$219,162

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities, including $47,844 and $43,887 related party as of December 31, 2014 and 2013	$60,975	$47,538
Stockholder notes payable	-	12,486
Total current liabilities	60,975	60,024

Long term debt:
Derivative liability	-	52,071
Total long term debt	-	52,071

Total liabilities	60,975	112,095

Commitments and contingencies	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 shares issued and outstanding as of December 31, 2014 and 2013	4	4
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 10,879,540 and 8,984,541 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,088	898
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding as of December 31, 2014 and 2013	300,000	300,000
Additional paid in capital	6,214,111	5,653,764
Accumulated deficit	(6,517,846)	(5,847,599)
Total stockholders' (deficit) equity	(2,643)	107,067

Total liabilities and stockholders' equity	$58,332	$219,162

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
REVENUE:
Sales	$1,292	$369,000

COST OF GOODS SOLD	1,271	294,903

Gross profit	21	74,097

OPERATING EXPENSES:
Selling, general and administrative expenses	716,472	427,897
Depreciation	1,099	1,604
Total operating expenses	717,571	429,501

Loss from operations	(717,550)	(355,404)

OTHER INCOME (EXPENSE):
Interest income	104	239
Gain on change in fair value derivative liabilities	52,071	475,669
Interest expense	(4,872)	(5,321)

Total other income	47,303	470,587

Net (loss) income before provision for income taxes	(670,247)	115,183

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET (LOSS) INCOME	$(670,247)	$115,183

Net (loss) income per common share, basic	$(0.07)	$0.01

Net loss per common share, diluted	$(0.07)	$(0.04)

Weighted average number of common shares outstanding, basic	9,984,445	8,902,869

Weighted average number of common shares outstanding, diluted	9,984,445	10,040,989

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
TWO YEARS ENDED DECEMBER 31, 2014

									Total
							Additional		Stockholders'
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2013	2,150	$2	8,884,415	$888	600,000	$300,000	$5,532,549	$(5,962,782)	$(129,343)
Common stock issued for services rendered	-	-	180,000	18	-	-	73,424	-	73,442
Common stock exchanged for Series A Convertible Preferred stock	277	-	(79,874)	(8)	-	-	8	-	-
Sale of Series A Convertible Preferred stock	1,520	2	-	-	-	-	151,998	-	152,000
Common stock issuable for officers compensation	-	-	-	-	-	-	77,649	-	77,649
Reclassify initial fair value of anti-dilution provisions of the Series A Convertible Preferred stock	-	-	-	-	-	-	(181,864)	-	(181,864)
Net income	-	-	-	-	-	-	-	115,183	115,183
Balance, December 31, 2013	3,947	4	8,984,541	898	600,000	300,000	5,653,764	(5,847,599)	107,067
Common stock issued for services rendered	-	-	180,000	18	-		94,792	-	94,810
Common stock issued for officer's compensation	-	-	924,999	93		-	352,634	-	352,727
Sale of common stock	-	-	790,000	79	-	-	112,921	-	113,000
Net loss	-	-	-	-	-	-	-	(670,247)	(670,247)
Balance, December 31, 2014	3,947	$4	10,879,540	$1,088	600,000	$300,000	$6,214,111	$(6,517,846)	$(2,643)

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(670,247)	$115,183
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	1,099	1,604
Common stock issued for services rendered	94,810	73,442
Common stock issued for officer compensation	352,727	77,649
Change in fair value of derivative liability	(52,071)	(475,669)
Changes in operating assets and liabilities:
Accounts receivable	-	20,882
Prepaid supplies	17,656	764
Prepaid expenses	(2,850)	-
Advances to suppliers	-	33,300
Accounts payable and accrued liabilities	13,437	(15,031)
Net cash used in operating activities	(245,439)	(167,876)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	113,000	-
Proceeds from sale of Series A convertible preferred stock	-	152,000
Repayments of shareholder loans	(12,486)	(1,000)
Net cash provided by financing activities	100,514	151,000

Net decrease in cash	(144,925)	(16,876)

Cash beginning of period	199,603	216,479
Cash end of period	$54,678	$199,603

Supplemental disclosures of cash flow information:
Interest paid	$3,614	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Class A common stock issued for Series A convertible preferred stock	$-	$8

The accompanying notes are an integral part of these financial statements

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Energy Telecom, Inc. (the "Company") was incorporated under the laws of the State of Florida as The Energy Corp.  On April 24, 2004, the Company changed its name to Energy Telecom, Inc. The Company is an intellectual property exploitation company planning to provide patent protection to its manufacturing business partners so the Company may manufacture, market, distribute and sell worldwide a family of intelligent eyewear (IE) that is hands-free, h wireless communication and provides quality sound and noise attenuation.  The Company also manages and coordinates the process of its manufacturing business partners in manufacturing the product.  The Company’s Class A common stock trades from time to time on the OTCQB Market under the symbol “ENRG”.

During 2011, the Company transitioned from a development stage enterprise to an operating company.  The Company’s eyewear is being sold in the United States and Europe.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and article 8 of the Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2014, the Company had cash of $54,678 and working capital deficit of $3,447. During the year ended December 31, 2014, the Company used net cash in operating activities of $245,439.  The Company has not yet generated any significant, on-going revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2014, the Company raised $113,000 in cash proceeds from the sale of common stock.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through April 2015.

The Company's primary source of operating funds since inception has been cash proceeds from the private placements of common stock and preferred stock.  The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Concentration of Credit Risks

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. On occasion, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Patents

The Company’s patents (U.S. 5,717,479, U.S. 6,012,812, U.S. 6,950,531, U.S. 7,133,532, U.S. 8,243,973, U.S. 8,588,448, U.S. 8,744,113 and other international patents) which describe the general means for delivering sound through disposable sound attenuating components, are capitalized at the original cost, if purchased, or at the carrying basis of the transferor if contributed by an entity under common control.  Patent costs are amortized using the straight-line method over their estimated period of benefit remaining.  The Company evaluates the recoverability of patents annually taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  Costs of developing patents that are not specifically identifiable, that have indeterminate lives, or that are inherent in the continuation of the Company’s business are recognized as an expense when incurred.

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

Revenue recognized during the years ended December 31, 2014 and 2013 related to sales of product of $1,292 and $369,000, respectively.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2014 and 2013, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, “Derivatives and Hedging”, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.  Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships, and the types of relationships designated are based on the exposures hedged.  The Company's derivative financial instruments consisted of reset provisions related to Series A Convertible Preferred Stock.  These embedded derivatives included certain conversion features and reset provisions. During the year ended December 31, 2014, the reset features embedded in the Series A Convertible Preferred Stock expired.  At the time of expiry, the fair value of the embedded derivative was $nil.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur research and development expenses for the years ended December 31, 2014 and 2013.

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

There are no unrecognized tax benefits at December 31, 2014 and 2013. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There are no accrued interests or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the year.  The Company has determined it has no uncertain tax positions at December 31, 2014. Currently, the Company’s federal and state income tax returns for the years 2010-2013 remain open to inspection by the IRS and various state taxing authorities.  The Company believes that it has appropriate support for income tax positions taken in its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter.

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

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible preferred stock, Class B common stock (Note 7), stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

For the year ended December 31, 2013, the Company has determined that the only asset or liability measured at fair value is the derivative instrument related to an anti-dilution provision contained in Series A Convertible Preferred Stock and valued using level 3 inputs which expired in 2014.  The carrying amount of the Company's other assets and liabilities approximate fair value as of December 31, 2014 and 2013.

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

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $475,669 for the year ended December 31, 2013.

During the year ended December 31, 2014, the embedded derivatives as described above expired.  At the time of expiry, the Company adjusted the derivative to its determined fair value of $nil.

At the time of expiry and December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gain of $52,071 for the year ended December 31, 2014.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer, President and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

	December 31, 2014	December 31, 2013
Loans payable, due on demand, interest at 10%	$-	$12,486
Due to officer, non-interest bearing	2,700
Accrued interest	45,144	43,887
	$47,844	$56,373

The Company recognized interest expense associated with the loans of $4,872 and $5,321 for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company repaid $16,100, comprising repayments of loan of $12,486 and accrued interest of $3,614.

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
DECEMBER 31, 2014 AND 2013

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

As of December 31, 2014 and 2013, 3,947 shares of Series A Convertible Preferred Stock were issued and outstanding.

Common stock

As of December 31, 2014 and 2013, 10,879,540 and 8,984,541 shares of Class A common stock, respectively, and 600,000 of Class B common stock were issued and outstanding.

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

Private placements

During the year ended December 31, 2014, the Company completed private placements of 790,000 shares of Class A common stock and has received proceeds totaling $113,000.

Shares issued to consultants

During the year ended December 31, 2014 and 2013, the Company issued 180,000 and 180,000 shares of Class A common stock to consultants in exchange for services rendered with a fair value totaling $94,810 and $73,442, respectively.

Shares Issued as Compensation

During the year ended December 31, 2013, the Company charged to operations $77,649 for 166,667 shares of Class A common stock issuable to an officer in exchange for services rendered.

During the year ended December 31, 2014, the Company issued 133,333 shares of Class A common stock under a 2012-2013 employment agreement.  In 2013, the Company charged to operations $77,649 for the shares of Class A common stock issuable to an officer in exchange for services rendered.  No additional value was recorded in the 2014 year.

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Shares issued or issuable as compensation

During the year ended December 31, 2014, the Company issued 791,666 shares of Class A common stock with a fair value totaling $352,727 obligated under a 2014 employment contract as officer compensation.  Issuance of the 375,000 shares of Class A common stock represented a signing bonus, fully earned at the date of issuance, the remaining 416,666 Class A common stock are earned quarterly.  See Note 9 - Commitments and Contingencies.

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

As of December 31, 2014 and 2013, there were no issued or outstanding options.

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

ENERGY TELECOM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for each of the years ended December 31, 2014 and 2013 was $24,000.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

NOTE 11 — CONCENTRATIONS

The Company’s revenues earned from sale of products and services for the year ended December 31, 2014 and 2013 included an aggregate of 100% from one customer of the Company's total revenues.

The Company’s purchases of products for the year ended December 31, 2014 and 2013 included an aggregate of 100% from one vendor of the Company's total cost of sales.

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

NOTE 13 — INCOME TAXES

At December 31, 2014, the Company had accumulated taxable losses of approximately $2,375,000 available to offset future taxable income, if any, which begin to expire in 2028.

The actual provision for income taxes differs from the amount computed by applying the federal statutory rate to losses before income taxes at December 31, 2014 and 2013, as follows:

	2014	2013
Federal income taxes at statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(5.5)	(5.5)
Permanent differences	0	0
Valuation allowance	39.5%	39.5

The components of the net deferred tax asset (liability) at December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating losses	$108,000	$210,000
Valuation allowance	(108,000)	(210,000)
Net deferred tax assets	$-	$-

The Company evaluates a variety of factors in determining the amount of the deferred income taxes to be recognized, including the Company’s earnings history. As of December 31, 2014 and 2013, the Company has fully reserved the value of its deferred tax assets as it cannot determine that the ultimate realization of those assets is more likely than not.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the reasons discussed above.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our sole director and executive officer and his age, titles, and biography as of December 31, 2014 are set forth below:

NAME	AGE	OFFICES HELD
Thomas Rickards	67	Chief Executive Officer and Director

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer for fiscal years 2014 and 2013.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Thomas Rickards, CEO	2014	$36,000	--	$352,727	(a)	--	--	--	$7,800	(c)	$395,827
	2013	$36,000	--	$77,649	(b)	--	--	--	$7,200	(c)	$156,849

(a)  Pursuant to the March 1, 2014 employment agreement, Mr. Rickards received 791,666 shares of the Company’s Class A common stock.
(b)  Pursuant to the June 1, 2012 employment agreement, Mr. Rickards was due 166,667 shares of the Company’s Class A common stock, which were subsequently issued in 2014.
(c)  Mr. Rickards received an automobile allowance of $7,200 ($600 per month) for business use of his personal automobile through June 2014, which was subsequently increased to $700, starting in July 2014.

Option/SAR Grants in Fiscal Year Ended December 31, 2014

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

Employment Agreements

None.

Director Compensation

None.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 3, 2015:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER (1)	TITLE OF CLASS	NUMBER OF SHARES OWNED (2)		PERCENTAGE OF CLASS (3)

Thomas Rickards	Class A Common Stock	9,551,804	(4)	56.59%

All Officers and Directors As a Group (1 person)	Class A Common Stock	9,551,804	(4)	56.59%

Thomas Rickards	Class B Common Stock	600,000		100%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 3501-B N. Ponce de Leon Blvd., #393, St. Augustine, Florida 32084.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 3, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 10,879,540 shares of class A common stock and 600,000 shares of class B common stock issued and outstanding as of April 3, 2015.

(4) Includes 6,000,000 shares of class A common stock issuable upon conversion of 600,000 shares of class B common stock.  Each share of class B common stock is entitled to 10 votes per share and is convertible into 10 shares of class A common stock.

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

We have an operating lease agreement for office space with our Chief Executive Officer and sole director who has agreed to sublet space to us for a fixed fee of $2,000 per month on a month-to-month basis. Total rent expense for each of the years ended December 31, 2014 and 2013 was $24,000.

We have received financing from Thomas Rickards. The stockholder notes bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of December 31, 2014 and 2013:

	2014	2013
Loans payable, due on demand, interest at 10%	$-	$12,486
Due to officer, non-interest bearing	2,700
Accrued interest	45,144	43,887
	$47,844	$56,373

We recognized interest expense associated with the loans of $4,872 and $5,321 for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, we repaid $16,100, comprising repayments of loan of $12,486 and accrued interest of $3,614.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2014 and 2013, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $37,000 and $37,000, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2014 and 2013.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2014 and 2013.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

3.01
Second Amended and Restated Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (“Commission”) on May 1, 2014 and incorporated herein by reference.

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

ENERGY TELECOM, INC.

Date: April 9, 2015	By: /s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ THOMAS RICKARDS Thomas Rickards	Director	April 9, 2015