Form 10-Q
period 2015-03-31
Energy Telecom, Inc.
filed 2015-05-08
CIK 1456455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 4, 2015, there were 10,879,540 and 600,000 shares of registrant’s class A and B common stock outstanding, respectively.

ENERGY TELECOM, INC.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENERGY TELECOM, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$631	$54,678
Lease deposit	2,850	2,850
Total current assets	3,481	57,528

Property and equipment, net	555	804

Total assets	$4,036	$58,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities, including $32,073 and $47,844 related party as of March 31, 2015 and December 31, 2014, respectively	$88,855	$60,975
Total current liabilities	88,855	60,975

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Convertible preferred stock, $0.001 par value, 5,790 shares designated, 3,947 shares issued and outstanding	4	4
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 10,879,540 shares issued and outstanding as of March 31, 2015 and December 31, 2014	1,088	1,088
Class B common stock, no par value, 10,000,000 shares authorized, 600,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	6,252,740	6,214,111
Accumulated deficit	(6,638,651)	(6,517,846)
Total stockholders' deficit	(84,819)	(2,643)

Total liabilities and stockholders' deficit	$4,036	$58,332

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014
OPERATING EXPENSES:
Selling, general and administrative expenses	$119,580	$225,863
Depreciation	249	350
Total operating expenses:	119,829	226,213

Loss from operations	(119,829)	(226,213)

OTHER INCOME (EXPENSE):
Interest income	3	38
Gain on change in fair value derivative liabilities	-	52,071
Interest expense	(979)	(1,391)

Total other income (expense):	(976)	50,718

Net loss before provision for income taxes	(120,805)	(175,495)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET LOSS	$(120,805)	$(175,495)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	10,879,540	9,126,874

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,805)	$(175,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	249	351
Common stock issued for services rendered	-	17,559
Common stock issued or issuable for officer compensation	38,629	138,141
Change in fair value of derivative liability	-	(52,071)
Changes in operating assets and liabilities:
Prepaid supplies	-	238
Accounts payable and accrued liabilities	27,880	4,391
Net cash used in operating activities	(54,047)	(66,886)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	21,000
Net cash provided by financing activities	-	21,000

Net decrease in cash	(54,047)	(45,886)

Cash beginning of period	54,678	199,603
Cash end of period	$631	$153,717

Supplemental disclosures of cash flow information:
Interest paid	$16,750	$-
Income taxes paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015 and 2014 (unaudited)

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

All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in these unaudited interim condensed financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2014 has been derived from audited financial statements. The unaudited interim condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2014.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2015, the Company had cash of $631 and working capital deficit of $85.374.  During the three months ended March 31, 2015, the Company used net cash in operating activities of $54,047.  The Company has not yet generated any significant, on-going revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.  During the three months ended March 31, 2015 and 2014, the Company did not generate revenue.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015 and 2014 (unaudited)

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic loss per share is computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods.  Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock and Class B common stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2015 and 2014.

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

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015 and 2014 (unaudited)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

For the three months ended March 31, 2015, the Company did not have any assets or liabilities that were required to be valued using level 3 inputs.  The carrying amount of the Company's assets and liabilities approximated fair value as of March 31, 2015 and December 31, 2014.

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

At the time of expiry and at March 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating gains of $52,071 for the three months ended March 31, 2014.

NOTE 6 — STOCKHOLDER NOTES PAYABLE

The Company has received financing from the Company’s founder, Chief Executive Officer and majority stockholder (the “officer/director”). No formal repayment terms or arrangements exist. The stockholder loans bear interest of 10% per annum, compounding annually and are due on demand.

The following table summarizes stockholder loans payable as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Due to officer, non-interest bearing	$2,700	$2,700
Accrued interest on previous loan payable	29,373	45,144
	$32,073	$47,844

The Company recognized interest expense associated with the loans of $979 and $1,391 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, the Company repaid $16,750, comprising repayments of accrued interest.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common stock

Shares due as compensation

During the three months ended March 31, 2015, the Company was obligated to issue 83,334 shares of Class A common stock with a fair value totaling $38,629 obligated under a 2014 employment contract as officer compensation.  Accordingly, the fair value of the issuable shares was recorded in current period operations as compensation.  See Note 9 - Commitments and Contingencies.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company has an operating lease agreement for office space with the Company's Chief Executive Officer and director who has agreed to sublet space to the Company for a fixed fee of $2,000 on a month-to-month basis. Total rent expense for the three months ended March 31, 2015 and 2014 was $6,000.

As discussed in Note 6, the Company has received financing from the Company’s Chief Executive Officer, director, founder and majority stockholder. The stockholder loans bore interest of 10% per annum, compounding annually and were due on demand.  As of March 31, 2015, all principal loan amounts have been repaid but the accrued interest remains outstanding.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015 and 2014 (unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 1, 2014, the Company entered into a one year employment agreement with Tom Rickards, Chief Executive Officer, director and founder, whereby Mr. Rickards shall receive (i) an annual salary of $36,000 which may be increased up to $72,000 by mutual agreement by Mr. Rickards and the Board of Directors and dependent on the financial strength of the Company (the “Cash Salary”) and (ii) 500,000 shares of class A common stock (the “Stock Salary”), with the Cash Salary payable in equal installments at the end of such regular payroll accounting periods as are established by Employer, or in such other installments upon which the parties shall mutually agree and the Stock Salary issuable in equal installments at the end of each three month period.  In addition, Mr. Rickards received 375,000 shares of series A common stock as a signing bonus, which was fully earned upon issuance, and receives a $700 per month car allowance.  As of February 28, 2015, the above contract expired. See Note 10 for Separation Agreement.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent financing

On April 28, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Kahuku Ventures LLC (the “Investor”), pursuant to which, the Company sold a $30,000 principal amount convertible note (the “Note”) to the Investor for gross proceeds of $30,000 (the “Financing”).

The Note will mature on the one year anniversary of the Closing Date and will bear interest at the rate of 8% per annum, which will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of shares, at the discretion of the Company. Upon an event of default, interest will accrue at 22% per annum.

So long as the Company is not currently in default, the Company may prepay the Note in full by paying off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the Closing Date through 30 days thereafter, (ii) 120% if prepaid between 31 days and 60 days following the Closing Date, (iii) 125% if prepaid between 61 days and 90 days following the Closing Date, (iv) 130% if prepaid between 91 days and 120 days following the Closing Date, (v) 135% if prepaid between 121 days and 150 days following the Closing Date, and (vi) 140% if prepaid between 151 days and 180 days following the Closing Date. After the expiration of 180 days following the Closing Date, the Company has no right of prepayment.

The Note will be convertible, at the Investor’s option starting 180 days after the Closing Date, into shares of the Company’s class A common stock, par value $0.0001 per share (“Common Stock”), at a conversion price equal to 61% of the average of the three lowest closing bid prices of the Common Stock during the 10 trading days prior to the conversion date.

If an event of default under the Notes occurs, the Company will be required to redeem all or any portion of the Note (including all accrued and unpaid interest), in cash, at a price equal to the greater of (i) 150% of the amount owed under the Note, including outstanding principal and accrued interest and (ii) the product of (a) the number of shares of Common Stock issuable upon conversion of the Note, times (b) the highest closing sale price of the Common Stock during the period beginning on the date immediately preceding such event of default and ending on the trading day that the redemption price is paid by the Company.

The convertibility of the Note may be limited if, upon conversion or exercise (as the case may be), the holder thereof or any of its affiliates would beneficially own more than 4.99% of the Common Stock.

Pursuant to the Purchase Agreement, the Company granted the Investor the right (the “Board Right”) to appoint one member to the board of directors of the Company (the “Board”).  The Board Right exists so long as the Note is outstanding.  Pursuant to the Board Right, the Company appointed Mohit Bhansali (“Bhansali”) to the Board, effective April 28, 2015.

So long as the Note or the existing shares of Series A Convertible Preferred Stock previously issued by the Company (the “Preferred Shares”) are outstanding, the Company is prohibited from (i) increasing the size of the Board to more than two members, (ii) redeeming, repaying, retiring, canceling or amending the Preferred Stock, (iii) redeeming, repaying, retiring, canceling or amending the Common Stock or class B common stock, (iv) approving the assignment, transfer, conveyance or conversion of any shares of Common Stock or class B common stock owned by Thomas Rickards, the Company’s chief executive officer or (v) issuing any shares of capital stock or any securities convertible in shares of capital stock.

In addition, if the Company enters into a change of control transaction (as defined in the Purchase Agreement) within one year from the Closing Date, the Investor has the right, exercisable for 30 days after the completion of the change in control transaction, to acquire all of the patents and patent applications of the Company immediately prior to the change in control transaction for $25,000 and the granting of a 1% net proceeds interest to the Company from the acquired patents and patent applications.

ENERGY TELECOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015 and 2014 (unaudited)

Appointment of Mohit Bhansali

On April 28, 2015, immediately upon closing of the Financing, the Company increased the size of the Board to two members and appointed Bhansali to the Board, fulfilling the Board Right granted to the Investor, as discussed above.  In addition, effective April 28, 2015, the Board appointed Bhansali as the Company’s president, on a part-time, consulting basis.

On April 28, 2015, the Company and Bhansali entered into a one year consulting agreement, pursuant to which Bhansali agreed to serve as the Company’s president for consulting fees of $5,000 per month.  The Company may terminate the consulting agreement upon 30 days prior written notice.  If the Company terminates the consulting agreement prior to the end of the consulting period, the Company will be required to pay Bhansali, on the termination date, the consulting fee that would have been owed him through the end of the consulting period.

Separation Agreement with Thomas Rickards

On April 28, 2015, the Company entered into a resignation, separation and release agreement (the “Separation Agreement”) with Mr. Rickards, the Company’s chief executive officer and director. Pursuant to the Separation Agreement, Mr. Rickards will resign, effective the later of (i) May 31, 2015 or (ii) two business days after the Company’s quarterly report on Form 10-Q, for the fiscal quarter ended March 31, 2015 has been filed with the Securities and Exchange Commission, or such other date mutually agreed upon between the Company and Mr. Rickards, as the Chief Executive Officer of the Company.

Pursuant to the Separation Agreement, the Company issued Mr. Rickards a promissory note (the “Rickards Note”) in the amount of $225,000, which is due and payable 45 days from issuance, subject to certain additional conditions as more fully set forth in the Separation Agreement.  On the date that the Rickards Note is repaid, Mr. Rickards will resign from the Board.

Repayment of Affiliate Debt

On April 28, 2015, the Company repaid $10,000 of accrued interest on an outstanding loan from Mr. Rickards, the Company’s Chief Executive Officer.

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

Our IP is owned outright by Energy Telecom and is not encumbered by royalties, licenses or liens.

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

 Potential Markets

 Sight and Hearing Impaired
One particular market channel, out of many wearable technology markets covered by our patents, that we believe our Tier III IP can have a significant impact on is those who are sight or hearing impaired.  We believe that our IE eyewear, alone or with applications from third parties, will have the ability to do the following:

●	Read text of lectures or of ongoing conversations in a room without needing to have visual line of site;
●	Speech to text processes;
●	Real-time translation of foreign languages being spoken, with the earplugs blocking out the foreign language;
●	Processors to alert to alarm noises, honking horns and the safety related volume, urgency, proximity and vector information can be sent to audio, vibratory, and/or visual inputs;
●	Vibration devices in the eyewear can signal to blind people obstacle locations – left, right, front;
●	IE at the side of the neck to have Braille words “imprinted” (by shifting mechanical or air-puff devices) and “read” against their skin; and
●	A cell phone attachment to have a braille reader screen for text messages.

Medical industry

Hospital/Doctor’s offices:

●	Display of medical records through video or static display;
●	Internet access to records and diagnosing aids;
●	Determine presence of harmful radiation or gases, and notify wearer though sound or visual aids;
●	Report unsafe conditions around the wearer to remote supervisory and/or monitoring locations;
●	Determine condition and state of the wearer (prone for too long, as just one example) and reporting to remote locations, for assistance;
●	Use in venues requiring ‘splash’ protection for the eyes;
●	Maintain constant contact with supervisors and peers; and
●	Display of important text messages.

Dentistry (UVEX PPE eyewear already used in Dentist’s offices today):

●	Dentist or technician can speak to the patient through the eyewear;
●	Patients watch live video of procedure;
●	Patients watch instructive videos or movies during lengthy procedures;
●	Use by patients during cleaning and other work, to protect eyes; and
●	Patients listen to soothing music.

High Fidelity Stereo Music in Conjunction with Outdoors Activities

The Blaupunkt high-fidelity sound model currently available for sale already is able to deliver concert-hall quality through advanced audio drivers, more expensive disposable ear plugs, advanced noise suppression, and proprietary audio control software program.

Outdoors recreation, including:

●	Biking;
●	Jogging;
●	Hiking;
●	Beach use;
●	Hunting;
●	Skiing;
●	Maintaining contact with others through display of text or video messaging;
●	While in use in any of the above, receiving weather updates, and monitoring body output (heart, pulse, etc.) during use; and
●	Determining condition and state of the wearer (prone for too long, as just one example) and reporting to remote locations, for assistance.

Casual use, including:

●	Outdoor casual ‘hanging out’ alone or with friends;
●	Watching short videos; and
●	Watching movies while outdoors.

Recent Transactions

Financing

On April 28, 2015 (the “Closing Date”), we entered into a securities purchase agreement (the “Purchase Agreement”) with Kahuku Ventures LLC (the “Investor”), pursuant to which, we sold a $30,000 principal amount convertible note (the “Note”) to the Investor for gross proceeds of $30,000 (the “Financing”).

The Note will mature on the one year anniversary of the Closing Date and will bear interest at the rate of 8% per annum, which will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of shares, at our discretion. Upon an event of default, interest will accrue at 22% per annum.

So long as we are not currently in default, we may prepay the Note in full by paying off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the Closing Date through 30 days thereafter, (ii) 120% if prepaid between 31 days and 60 days following the Closing Date, (iii) 125% if prepaid between 61 days and 90 days following the Closing Date, (iv) 130% if prepaid between 91 days and 120 days following the Closing Date, (v) 135% if prepaid between 121 days and 150 days following the Closing Date, and (vi) 140% if prepaid between 151 days and 180 days following the Closing Date. After the expiration of 180 days following the Closing Date, we have no right of prepayment.

The Note will be convertible, at the Investor’s option starting 180 days after the Closing Date, into shares of our class A common stock at a conversion price equal to 61% of the average of the three lowest closing bid prices of the common stock during the 10 trading days prior to the conversion date.

If an event of default under the Notes occurs, we will be required to redeem all or any portion of the Note (including all accrued and unpaid interest), in cash, at a price equal to the greater of (i) 150% of the amount owed under the Note, including outstanding principal and accrued interest and (ii) the product of (a) the number of shares of common stock issuable upon conversion of the Note, times (b) the highest closing sale price of the common stock during the period beginning on the date immediately preceding such event of default and ending on the trading day that we pay the redemption price.

Pursuant to the Purchase Agreement, we granted the Investor the right (the “Board Right”) to appoint one member to our board of directors (the “Board”).  The Board Right exists so long as the Note is outstanding.  Pursuant to the Board Right, we appointed Mohit Bhansali (“Bhansali”) to the Board, effective April 28, 2015.

So long as the Note or the existing shares of Series A Convertible Preferred Stock we previously issued (the “Preferred Shares”) are outstanding, we are prohibited from (i) increasing the size of the Board to more than two members, (ii) redeeming, repaying, retiring, canceling or amending the Preferred Stock, (iii) redeeming, repaying, retiring, canceling or amending the class A or class B common stock, (iv) approving the assignment, transfer, conveyance or conversion of any shares of class A or class B common stock owned by Thomas Rickards, our chief executive officer or (v) issuing any shares of capital stock or any securities convertible in shares of capital stock.

In addition, if we enter into a change of control transaction (as defined in the Purchase Agreement) within one year from the Closing Date, the Investor has the right, exercisable for 30 days after the completion of the change in control transaction, to acquire all of our patents and patent applications immediately prior to the change in control transaction for $25,000 and the granting of a 1% net proceeds interest to us from the acquired patents and patent applications.

Appointment of Mohit Bhansali

On April 28, 2015, immediately upon closing of the Financing, we increased the size of the Board to two members and appointed Bhansali to the Board, fulfilling the Board Right granted to the Investor, as discussed above.  In addition, effective April 28, 2015, the Board appointed Bhansali as our president, on a part-time, consulting basis.

On April 28, 2015, we and Bhansali entered into a one year consulting agreement, pursuant to which Bhansali agreed to serve as our president for consulting fees of $5,000 per month.  We may terminate the consulting agreement upon 30 days prior written notice.  If we terminate the consulting agreement prior to the end of the consulting period, we will be required to pay Bhansali, on the termination date, the consulting fee that would have been owed him through the end of the consulting period.

Separation Agreement with Thomas Rickards

On April 28, 2015, we entered into a resignation, separation and release agreement (the “Separation Agreement”) with Mr. Rickards, our chief executive officer and director. Pursuant to the Separation Agreement, Mr. Rickards will resign, effective the later of (i) May 31, 2015 or (ii) two business days after our quarterly report on Form 10-Q, for the fiscal quarter ended March 31, 2015 has been filed with the Securities and Exchange Commission, or such other date mutually agreed upon between us and Mr. Rickards, as our Chief Executive Officer.

Pursuant to the Separation Agreement, we issued Mr. Rickards a promissory note (the “Rickards Note”) in the amount of $225,000, which is due and payable 45 days from issuance, subject to certain additional conditions as more fully set forth in the Separation Agreement.  On the date that the Rickards Note is repaid, Mr. Rickards will resign from the Board.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding our results of operations and financial condition during the current fiscal year:

●	The Company is undertaking an initiative to seek to maximize and monetize the value of its intellectual property assets through a possible sale or license of its patent portfolio;
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

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue, Cost of Sales and Gross Profit

During the three months ended March 31, 2015 and 2014, we did not generate revenue.

Operating Expenses

For the three months ended March 31, 2015 and 2014, general and administrative expenses totaled $119,580 and $225,863, respectively, representing a period to period decrease of $106,283.  The primary decrease in our general and administrative expenses was stock-based compensation expense (non-cash) of $38,629 for the three months ended March 31, 2015 compared to $138,141 for the three months ended March 31, 2014, a decrease of $99,512 due to reduction in consultant and employee stock based compensation paid.

In addition, included in general and administrative expenses for the three months ended March 31, 2015 and 2014 were professional fees totaling $49,710 and $32,050, respectively. Of the professional fees, accounting fees increased to $28,130 for the three months ended March 31, 2015 from $8,000 for the three months ended March 31, 2014 primarily, due to the timing of completion of the year end audit. Legal fees increased by $16,048 to $20,930 for the three months ended March 31, 2015 from $4,882 from the three months ended March 31, 2014 due to additional strategic services provided, and other consulting fees decreased to $650 for the three months ended March 31, 2015 as compared to $19,168 for the same period last year due to reduction of consulting services required.  We also incurred patent maintenance, non-recurring engineering costs and prototype development costs in aggregate of $13,395 for the three months ended March 31, 2015 as compared to $28,514 for the same period in 2014.

Other Income and Expenses

Previously, we sold Series A convertible preferred stock that contained certain anti-dilutive provisions.  As such, we are required to record the fair value of these anti-dilutive provisions at the time issuance as a liability and mark to market to each reporting period.  For three months ended March 31, 2014, we recorded a gain on change in the fair value of these derivative liabilities of $52,071, compared to $-0- for the current period.  As of March 31, 2014, all anti-dilutive provisions had expired.

We incurred interest expense of $979 and $1,391 for the three months ended March 31, 2015 and 2014, respectively.  The decrease is due to reductions in related party debt obligations resulting in lower incurred interest.

Interest income was $3 and $38 for the three months ended March 31, 2015 and 2014, respectively. The change in interest income is a result of lower carrying balances in our interest bearing accounts.

Net Income (Loss)

For the three months ended March 31, 2015, we had net loss of $(120,805) (($0.01) per share of common stock) as a result of the foregoing, compared to a net loss of ($175,495) (($0.02) per share of common stock) for the three month ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital deficit of $85,374. For the three months ended March 31, 2015, we used $54,047 in cash in operating activities and $nil in investing or financing activities.

We expect capital expenditures during the next 12 months for marketing, advertising, inventory, equipment and overhead. We do not have sufficient capital resources to meet our projected cash flow requirements in order to conduct our proposed operations. Therefore, we will require additional financing in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion or respond to competitive pressures, any of these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

As of March 31, 2015, we had working capital deficit of approximately $85,374.  We currently use about $18,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will decrease over the next twelve months as we expend less money on prototype development.  In addition, $32,073 of our current liabilities of $88,855 represents accrued interest due to our founder and Chief Executive Officer, Thomas Rickards.

Going Concern Consideration

As of March 31, 2015, we had cash of $631 and working capital deficit of $85.374.  During the three months ended March 31, 2015, we used net cash in operating activities of $54,047. We have not yet generated any significant, on-going revenues, and have incurred net losses since inception. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The following table summarizes stockholder loans payable as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Due to officer, non-interest bearing	$2,700	$2,700
Accrued interest on previous loan payable	29,373	45,144
	$32,073	$47,844

During the three months ended March 31, 2015, we repaid $16,750 of accrued interest.

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

There were no unrecognized tax benefits at March 31, 2015 and December 31, 2014. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.  We have determined we have no uncertain tax positions.

Net Loss per Common Share

Basic loss per share computed by dividing the net loss attributable to the common stockholders (the numerator) by the weighted average number of shares of Class A common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into Class A common stock, such as Series A Convertible Preferred Stock and Class B common stock, stock options and warrants (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive.  The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the three months ended March 31, 2015.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

ENERGY TELECOM, INC.

Date: May 8, 2015	By:	/s/ THOMAS RICKARDS
Thomas Rickards
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)