Form 10-Q
period 2015-06-30
PFO Global, Inc.
filed 2015-08-19
CIK 1456455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-167380

PFO GLOBAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	65-0434332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Esters Blvd., Suite 100, Irving, TX 75063

(817) 251-4333

(Address including zip code, and telephone number, including area code, of principal executive offices)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2015, 20,918,506 shares of common stock, par value $0.0001 per share, of the registrant were outstanding including preferred stock convertible into common stock as an as converted basis.

PART I

Item 1.      Consolidated Financial Statements

PFO Global, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)

Current assets:

Cash	$8,851	$75,536
Accounts receivable, net	498,960	410,547
Inventories, net	885,065	873,977
Debt issue costs	402,941	581,305
Prepaid expenses and other current assets	60,341	240,145
Total current assets	1,856,158	2,181,510
Property and equipment, net	240,136	318,528
Deferred costs	293,732	293,732
Goodwill	4,153,463	-
Other assets	101,744	80,441
Total assets	$6,645,233	$2,874,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable	$3,146,832	$2,174,636
Accrued liabilities	2,131,334	1,234,038
Accrued interest, related parties	1,038,598	889,110
Notes payable, related parties – current portion	-	3,133,408
Notes payable, net of discount – current portion	400,000	2,888,609
Derivative obligation	1,761,000	1,134,690
General unsecured claims – current portion	42,335	42,335
Total current liabilities	8,520,099	11,496,826

Notes payable, related parties – net of current portion	4,582,331	1,443,624
Notes payable, net of discount – net of current portion	5,325,399	-
Deferred revenue	2,582,198	2,582,198
Royalty obligation	1,750,000	1,500,000
General unsecured claims – net of current portion	11,317	37,296
Total long-term liabilities	14,251,245	5,563,118
Total liabilities	$22,771,344	$17,059,944

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO Global, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2015	December 31, 2014
	(Unaudited)

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, 23.98893367 shares issued and outstanding as of June 30, 2015	$-	$-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 18,418,506 and 14,131,038 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,842	1,413
Additional paid-in capital	9,102,550	4,350,915
Subscription receivable	-	(440,000)
Accumulated deficit	(25,230,503)	(18,098,061)
Total stockholders’ deficit	(16,126,111)	(14,185,733)
Total liabilities and stockholders’ deficit	$6,645,233	$2,874,211

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$684,889	$716,723	$1,450,680	$1,551,519
Cost of sales	495,359	522,335	1,022,277	1,179,012
Gross profit	189,530	194,388	428,403	372,507

Operating Expenses
Personnel costs	1,013,926	635,641	2,117,320	1,498,435
General and administrative	319,056	364,101	950,021	713,279
Legal and professional fees	381,295	244,300	579,499	410,405
Sales and marketing	30,264	35,157	182,989	231,325
Depreciation and amortization	51,452	84,557	119,608	162,177
Bad debt expense	97,476	26,780	99,520	86,445
Total operating expenses	1,893,469	1,390,536	4,048,957	3,102,066
Operating loss	(1,703,939)	(1,196,148)	(3,620,554)	(2,729,559)

Non operating (income) expenses
Other (income) / expense	115,490	121	(106,723)	(394)
Interest expense, related parties	74,762	74,619	149,488	148,750
Interest expense, other	1,281,430	105,338	2,853,046	168,372
Loss on extinguishment of debt	583,326	-	583,326	-
Fair value changes of derivative instruments, net	809,561	-	32,751	-
Total non operating (income) expenses	2,864,569	180,078	3,511,888	316,728
Loss before income taxes	(4,568,508)	(1,376,226)	(7,132,442)	(3,046,287)
Income taxes	-	-	-	-
Net loss	$(4,568,508)	$(1,376,226)	$(7,132,442)	$(3,046,287)

Loss per share, basic and diluted	$0.32	$0.09	$0.49	$0.21
Weighted average shares outstanding, basic and diluted	14,491,018	14,593,658	14,662,457	14,403,842

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2015

					Additional
	Preferred		Common		Paid-in	Subscription	Accumulated	Stockholders’
	Stock		Stock		Capital	Receivable	Deficit	Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2014	-	$-	14,131,038	$1,413	$4,350,915	$(440,000)	$(18,098,061)	$(14,185,733)
Cancellation of shares subscribed	-	-	(1,175,234)	(118)	(439,882)	440,000	-	-
Issuance of warrants in connection with promissory notes	-	-	-	-	23,030	-	-	23,030
Issuance of warrants in connection with debt amendments	-	-	-	-	1,034,043	-	-	1,034,043
Issuance of shares in exchange for advisory services	-	-	346,631	35	228,741	-	-	228,776
Conversion of warrants into common shares	-	-	1,697,563	170	(170)	-	-	-
Shares in conjunction with acquisition	24	-	3,418,508	342	3,905,873	-	-	3,906,215
Net loss	-	-	-	-	-	-	(7,132,442)	(7,132,442)

Balances at June 30, 2015	24	$-	18,418,506	$1,842	$9,102,550	$-	$(25,230,503)	$(16,126,111)

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014
Cash flow from operating activities:
Net loss	$(7,132,442)	$(3,046,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,608	162,177
Provision for doubtful accounts	99,520	86,445
Accrued interest expense – related parties	149,488	148,750
Amortization of debt issue costs	569,202	-
Amortization of debt discount	1,663,898	-
Loss on extinguishment of debt	583,326	-
Shares issued in exchange for services	228,776	-
Write off prepaid IPO costs	215,464	-
Change in fair value of derivative, net	32,751	-

Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(187,933)	(182,300)
Inventories, net	(11,088)	271,053
Prepaid expenses	(35,659)	(48,279)
Other assets	(6,304)	(11,289)
Accounts payable	709,947	(239,843)
Accrued expenses and other liabilities	897,296	165,027
Net cash used in operating activities	(2,104,150)	(2,694,546)

Cash flows from investing activities:
Purchase of property, plant and equipment	(41,216)	(208,920)
Net cash used in investing activities	(41,216)	(208,920)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issue costs	2,167,120	3,311,579
Repayment on long-term debt	(88,439)	(118,894)
Net cash provided by financing activities	2,078,681	3,192,685

Net (decrease) increase in cash	(66,685)	289,219
Cash, beginning of period	75,536	92,579
Cash, end of period	$8,851	$381,798

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014
Supplemental cash flow information:
Cash paid during the period for:
Interest	$212,849	$107,621
Non-cash investing and financing activities:
Debt issuance costs related to issuance of warrants	147,879	108,515
Debt discount related to issuance of warrants	1,502,753	1,037,770
Derivative obligation related to issuance of warrants	593,559	458,684
Issuance of warrants in conjunction with issuance of promissory notes and amendments of promissory notes	1,057,073	687,601
Cancellation of shares subscribed	440,000	-
Reclassification of redeemable shares	-	991,460
Exercise of Class B Warrants	170	-
Non-cash items related to acquisition
Patents	15,000	-
Goodwill	4,153,463	-
Assumption of liabilities	262,248	-
Fair value of preferred stock retained	1,650,000	-
Fair value of common stock retained	2,256,215	-

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Note 1 - Summary of Significant Accounting Policies

Description of the Business

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PFO Global, Inc. (“PFGB”) and PFO Acquisition Corp., a wholly-owned subsidiary of PFGB (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, PFGB completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became a wholly-owned subsidiary of PFGB (the “Merger”) (see Note 3). Holding’s members immediately before the merger own a majority of PFGB after the merger, which represented a change in control of PFGB.

For accounting purposes, the Merger was recognized in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, PFGB has been recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer, and the consolidated financial statements for the reporting periods from January 1, 2015 through June 30, 2015 being those of Holding at historical cost, rather than those of PFGB. The consolidated financial statements for the periods since June 30, 2015, the day the Merger was consummated, recognize Holding and PFGB as a consolidated group for accounting and reporting purposes, albeit with a carryover capital structure inherited from PFGB (attributable to the legal structure of the transaction). Accordingly, net assets acquired were recorded at fair value of the shares retained by PFGB stockholders.

PFGB was incorporated in Florida on September 7, 1993 and reincorporated in Nevada on May 20, 2015. PFGB’s mission was to monetize its global utility patent portfolio with claims covering certain features of intelligent eyewear.

Holding and its wholly-owned subsidiary Pro Fit Optix, Inc. (“Optix”) were organized for the manufacturing and distribution of eyewear through proprietary manufacturing, ordering and delivery systems that reduce cost to eyewear providers.

Optix, a Wyoming corporation, was incorporated on May 7, 2009. On February 9, 2011, Optix filed a voluntary petition for reorganization pursuant to a Chapter 11 Plan of Reorganization as entered in Optix’s bankruptcy in case no. 11~13387 (the "Chapter 11 Case") under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. On May 2, 2011, Optix filed a Plan of Reorganization which was approved in August 2011. Pursuant to the Plan of Reorganization, debtor-in-possession financing was provided by HCA DIP Capital Fund, LLC.

Holding was formed on February 9, 2011 and is a limited liability company organized under the laws of the State of Florida. Holding was previously known as HCA DIP Capital Fund, LLC which was formed to provide and did provide debtor-in-possession financing as a lender to Optix. The members of HCA DIP Capital Fund, LLC were majority stockholders of Optix prior to its reorganization.

On May 17, 2012, Optix successfully emerged from bankruptcy and, in exchange for the outstanding debtor-in-possession financing, issued all of the outstanding shares of its new common stock to Holding and became a wholly owned subsidiary.

Three additional wholly owned subsidiaries of Holding, PFO Technologies, LLC (“Tech”), PFO Optima, LLC (“Optima”) and PFO MCO, LLC (“MCO”) were incorporated on February 17, 2014, May 23, 2013 and July 5, 2013, respectively. Holding, Optix, Tech, Optima, and MCO are collectively referred to herein as the “Company”.

MCO manufactures and delivers complete eyewear, prescription lenses and related services to the managed care insurance industry, which services the Medicaid and Medicare entitlement programs, independent eye care providers and accountable care organizations. Optima distributes distortion free polycarbonate lenses under the Resolution® brand name. Tech’s focus is on the development of disruptive technologies for the eyewear industry and supports the research and development of other business units of the Company. The developed products under Tech currently include:

•	SmartCalc - proprietary software used to manufacture fully digital lens designs. Certain Company lenses are produced following the SmartCalc software calculation.

•	SmartEyewear Online Ordering System - a B2B online ordering software system which allows eye care providers to quickly provide all necessary information for each patient’s eyewear package and unique use. It integrates the optical provider directly with the PFO worldwide lab system. The Company utilizes this system for all of its electronic ordering.

•	eyeX[3] - proprietary laser guided three-dimensional frame scanning system. It alleviates the need for frames to be sent to an optical lab and instead permits the optical providers to keep the frames in-house and insert the manufactured lenses when received.

•	Safety Kiosk - Virtual Try On – proprietary software developed for a major global safety eyewear manufacturer customer to develop a virtual web based try on technology to be used in kiosks maintained by such customer. The contract term commenced in 2014.

The Company is headquartered in Irving, Texas where primarily all corporate functions are performed as well as the support, sales and warehousing for all MCO and Tech products and services. Optima has a facility in Stratford, Connecticut of which the primary function is to support the sales, administration and warehousing of the Optima products. The Company utilizes a third party frame provider, Hong Kong Optical in Shenzhen, China (“HKO”) which sells frames to the Company and warehouses them in their facility until such time as the frames are released to designated laboratories to be fit with a lens. HKO is responsible to track and manage inventory on behalf of the Company from the point of purchase to the shipment of the frames to the laboratories.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of Amercia and the rules and regulations of the Unites States Securities and Exchange Commission (“SEC”) for interim financial information. The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year 2015 or for any other interim period. The December 31, 2014 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

All membership unit amounts have been restated to reflect the equivalent number of common shares to provide comparative information. All per share amounts are post merger amounts.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of PFO Global, Inc. and its wholly owned subsidiaries: Pro Fit Optix Holding Company, LLC, Pro Fit Optix, Inc., PFO MCO, LLC, PFO Optima, LLC and PFO Technologies, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Combinations

Results of operations for acquired companies are included in the Company’s condensed consolidated results of operations from the date of acquisition. The Company recognizes separately from goodwill, any identifiable assets acquired, including acquired in-process research and development, and the liabilities assumed in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, any goodwill is measured as the excess of consideration given, generally measured at fair value, net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer. The Company and its Chief Executive Officer view the Company's operations and manage its business as one operating segment. All revenues and long-lived assets of the Company are earned and reside in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include the allowance for doubtful accounts, sales allowances, recoverability of long lived assets and goodwill, valuation allowance for deferred income tax assets, fair value of assets acquired and liabilities assumed, fair value of derivative liabilities and valuation of stock options and equity transactions. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions which balances may exceed the federally insured limits. Federally insured limits are $250,000 for interest and noninterest deposits. At June 30, 2015, the Company had no deposits in excess of federally insured limits.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company’s allowance for doubtful accounts was approximately $510,000 and $410,000 at June 30, 2015 and December 31, 2014, respectively.

Inventories

In assessing the value of inventories, the Company makes estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, the Company reviews the carrying value of its inventory, measuring number of months on hand and other indications of salability. The Company reduces the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. While estimates are involved, historically, obsolescence has not been a significant factor due to long product dating and lengthy product life cycles. Inventories consist of finished product and are stated at the lower of cost, determined using the first-in first-out method, or market.

Debt Issue Costs

The Company amortizes debt issue costs to interest expense over the life of the associated debt instrument.

Shipping and Handling Costs

The Company charges customers for shipping and handling costs except for orders that are shipped directly to customers from the Company’s third party lens provider, HKO. Shipping and handling costs are classified as Revenues and Cost of Revenues in the Condensed Consolidated Statements of Operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of property or extend the useful lives are capitalized. When assets are sold or returned, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

The Company capitalizes certain website development costs incurred in designing, developing, testing and implementing enhancements to its website. These website development costs are amortized over the enhancement’s estimated useful life.

In addition to website development costs, capitalized software includes internally developed software to be sold, licensed or leased. The Company capitalizes internally developed software costs under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985, “Software” which prescribes that capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Amortization of capitalized internally developed software is computed as the greater of: (a) the amount determined by the ratio of the product’s current revenue to its total expected future revenue or (b) the straight-line method over the product’s estimated useful life, generally three years. The Company has used the straight-line method to amortize such capitalized costs.

Goodwill

The Company assesses goodwill for impairment on at least an annual basis unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. No impairment charges were recorded for goodwill for the periods ended June 30, 2015 and 2014.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the periods ended June 30, 2015 and 2014.

Research and Development

Research and development costs relate to products under development by the Company and software development costs for which technological feasibility has not been established. Research and development costs are expensed as incurred and totaled approximately $29,000 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements and tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates based on the actual results obtained and or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company did not record any interest or penalties on uncertain tax positions in the accompanying condensed consolidated balance sheets and statements of operations for the periods ended June 30, 2015 and 2014. Federal, state and local authorities may examine the Company’s income tax returns for three years from the date of filing and the December 31, 2014 tax returns and prior three years remain subject to examination as of June 30, 2015.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive shares outstanding. As of June 30, 2015 and 2014, dilutive shares outstanding include options to purchase the Company’s common shares (“Options”) and warrants to purchase the Company’s common shares (“Warrants”). The dilutive impact of the Options and Warrants is determined by applying the “treasury stock” method.

The computation of the diluted loss per share for the periods ended June 30, 2015 and 2014 includes weighted average shares issuable pursuant to vested warrants with an exercise price of $0.01 per share, and excludes Options and Warrants with an exercise price in excess of $0.01 per share and unvested warrants because their inclusion would be anti-dilutive.

	June 30, 2015	June 30, 2014

Options	75,130	75,130
Warrants	9,249,297	1,267,758
Total	9,324,427	1,342,888

Revenue Recognition

Revenue is derived from eyewear sales, technology sales, software revenue and term licensing revenue and is recorded in the period in which the goods are delivered or services are rendered and when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price to the customer is fixed or determinable, and collection is reasonably assured. The Company reduces revenue for estimated discounts, sales incentives, estimated customer returns, and other allowances and presents revenue, net of taxes collected from customers and remitted to governmental authorities.

Eyewear Sales

The Company recognizes product revenue upon shipment provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Technology Sales

Revenue and the related cost of sales on sales of the Company’s laser tracing system, eyeX3, are recognized when risk of loss and title passes, which is generally at the time of shipment. For the three month periods ended June 30, 2015 and 2014, the Company recorded revenues of $6,000 and $0, respectively, related to sales of its eyeX3 product. For the six month periods ended June 30, 2015 and 2014, the Company recorded revenues of $58,000 and $0, respectively, related to sales of its eyeX3 product.

Software Revenue

The Company enters into arrangements to deliver multiple products or services (multiple-elements). The Company applies software revenue recognition rules and multiple-elements arrangement revenue guidance. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of the Company’s revenue for any period if different conditions were to prevail.

The Company applies ASC 605-35 for fixed fee arrangements in which the Company uses the percentage of completion method to recognize revenue when reliable estimates are available for the costs and efforts necessary to complete the implementation services. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

Term Licensing Revenue

The Company applies the provisions of ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products.

Term license revenue includes arrangements where the Company’s customers receive license rights to use its software along with bundled maintenance and support services for the term of the contract. The majority of the Company’s contracts provide customers with the right to use one or more products up to a specific license capacity. Certain of the Company’s license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Term license revenue is recognized ratably over the term of the license contract.

Deferred Revenue And Costs

On April 20, 2012, the Company sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) (see Note 15). In accordance with the TTDA, the Company was required to perform additional production and customization of the software technology over the agreement term. The software technology required significant customization and development on the effective date and in accordance with ASC 605-35, the Company has accounted for the TTDA under the completed contract method. The Company and VSP are currently in litigation regarding the TTDA and the outcome is uncertain. Because of the uncertainties that exist under the contract, payments received and costs incurred under the TTDA have been deferred and will be recognized when the TTDA is considered complete and the litigation with VSP is settled.

In addition to the TTDA, the Company maintained a Purchase and Supply Agreement (“VSP Supply Agreement”) with VSP whereby the Company provided eyewear to VSP customers throughout California. In accordance with the VSP Supply Agreement, VSP was required to prepay for the orders of frame inventory. Payments received for prepaid orders are recorded in deferred revenue until such time inventory is shipped to VSP.

Equity-Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Vesting terms vary based on the individual grant terms.

Advertising Costs

Advertising expenses are charged to expense as incurred. Advertising expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations amounted to approximately $15,000 and $19,000, for the three month periods ended June 30, 2015 and 2014, respectively. Advertising expense amounted to approximately $37,000 and $50,000, for the six month periods ended June 30, 2015 and 2014, respectively.

Operating Leases

Rent expense for operating leases which contain escalating rental clauses is recorded on a straight-line basis over the lease term.

Derivative Financial Instruments

The Company reviews its financial instruments for the existence of embedded derivatives that may require bifurcation if certain criteria are met. These criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics of the host contract, (ii) the hybrid financial instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other applicable GAAP with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for which the host instrument is deemed conventional). A bifurcated derivative financial instrument is required to be recorded at fair value and adjusted to market at each reporting period end date.

Fair Value Measurements

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The carrying amounts of cash and cash equivalents, accounts receivables, and accounts payable and accrued expenses approximate their fair value due to their short-term nature or market terms. However, considerable judgment is involved in making fair value determinations and current estimates of fair value may differ significantly from the amounts presented herein. The fair value of the Company’s derivative obligation liability is classified as Level 3 within the fair value hierarchy since the valuation model of the derivative obligation is based on unobservable inputs.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted as of the original effective date of December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

In 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs the same way they currently present debt discounts, as a direct deduction from the carrying value of that debt liability. The Company is currently evaluating the method and impact the adoption of ASU 2015-03 will have on the Company’s consolidated financial statements and disclosures.

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $7,132,000 and net cash and cash equivalents used in operations of approximately $2,104,000 for the six month period ended June 30, 2015. The Company has a working capital deficit of approximately $6,664,000 and stockholders’ deficit of approximately $16,126,000 as of June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, the Company has been dependent upon its ability to raise sufficient capital to continue its product and business development efforts and the ability of the Company to continue as a going concern is dependent upon its ability to develop its technologies to the point of revenue recognition. During the six month period ended June 30, 2015 and year ended December 31, 2014, the Company executed several new managed care contracts which provide for the expansion of eyewear sales revenue.

The Company also continues to expand its product offerings to include the eyeX3 with completed unit shipments commencing in limited volume in the first half of 2015. Management plans to market these systems to national and international optical providers and believes that expansion into these markets will accelerate its achievement of cash generated from operations.

The business plan also includes raising funds from accredited individuals, entities and institutions. The Company has successfully raised approximately $2,170,000 and $5,600,000, respectively, net of debt issuance costs, in the six month period ended June 30, 2015 and year ended December 31, 2014 through the issuance of promissory notes and amendment to the Royalty Purchase Agreement (see Notes 9 and 10). Further, the Company raised additional capital subsequent to June 30, 2015 (see Note 20).

Under alternative plans of operations, management would, if considered necessary, be able to substantially reduce operating costs associated with inventory purchases, product development and other operating costs to mitigate the effects of any temporary cash flow shortages.

Management believes that the actions presently being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan. However, there can be no assurances that management’s plans will be achieved.

Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Merger

Pursuant to the terms of the Merger Agreement on June 30, 2015, PFGB issued an aggregate of 14,999,998 shares (the “Merger Shares”) of PFGB’s common stock, par value $0.0001 per share (the “Common Stock”), to the holders, immediately prior to the Effective Date, of the Company’s membership units and certain warrants to purchase the Company’s membership units (see Note 18), as consideration for the acquisition and the cancellation of such securities. Certain Company convertible securities which did not convert into shares of Common Stock in the Merger (the “Non-Converting Securities”) were exchanged into like convertible securities to acquire 16,388,844 shares of Common Stock, at an exercise price per share appropriately adjusted. The PFGB shareholders immediately prior to the Merger retained approximately 5,918,508 shares of Common Stock and equivalents, including (i) 1,622,508 shares of Common Stock retained by certain shareholders, (ii) 2,500,000 shares of Common Stock issuable upon the conversion of 23.98893367 shares of PFGB’s Series A preferred stock to be placed in escrow (the “Escrowed Shares”) and (iii) approximately 1,796,000 shares of Common Stock issued in connection with various investor relations firms and advisors to satisfy obligations of PFGB before the Effective Date.

Also pursuant to the terms of the Merger Agreement, at the Effective Date, PFGB expressly assumed all obligations of the Company under the Non-Converting Securities, including all of the Company’s outstanding promissory notes. At the Effective Date, certain of the Company’s officers and managers were appointed as officers and directors, respectively, of PFGB, and the prior officers and directors of PFGB resigned.

Also pursuant to the terms of the Merger Agreement, on the Effective Date, the Company, Merger Sub, PFGB, and a third party (the “Account Advisor”) and an escrow agent (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the terms of the Escrow Agreement, the Escrow Agent will hold the Escrowed Shares in escrow, for release pursuant to written instructions provided from time to time by the Account Advisor. Any Escrowed Shares not released pursuant to such written instructions prior to the 18 month anniversary of the Effective Date shall be returned to the Company for cancellation.

The shares retained by PFGB total 5,918,508 common share equivalents and were valued at approximately $3,906,000 based on a per share valuation of $0.66. The per share valuation was based on a discounted cash flow of estimated future financial results, valuation metrics of other companies in the same industry, a discount for lack of liquidity, the amount of outstanding debt, and other factors. PFGB also had liabilities of approximately $262,000 as of the Effective Date. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition based on management’s estimates of such fair values. The excess of purchase price over the fair value of net assets acquired amounting to approximately $4,153,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet for the period ended June 30, 2015. Transaction costs associated with this acquisition were expensed as incurred through the condensed consolidated statements of operations for the period ended June 30, 2015 and totaled approximately $229,000.

The following table summarizes the purchase price allocation and the fair value of the net assets acquired and liabilities assumed (marked to market), and the resulting amount of goodwill in the acquisition of PFGB (the accounting acquiree) at the Effective Date.

Assets acquired:
Patents	$15,000

Liabilities assumed:
Accounts payable	(262,248)
(247,248)
Goodwill	4,153,463
Total consideration	$3,906,215

The following unaudited pro forma financial information presents results for the six months ended June 30, 2015 as if the acquisition of PFO Global, Inc. had occurred on January 1, 2015.

	Pro Fit Optix Holding Company	PFO Global, Inc. prior to acquisition	Pro Forma Adjustments	Pro Forma Combined

Revenue	$1,450,680	$-	$-	$1,450,680
Cost of Sales	1,022,277	-	-	1,022,277
Operating Expenses	4,048,957	482,776	-	4,531,733
Operating Loss	(3,620,554)	(482,776)	-	(4,103,330)
Non operating (income) expenses	3,511,888	13,653	-	3,525,541
Loss before income taxes	(7,132,442)	(496,429)	-	(7,628,871)
Income taxes	-	-	-	-
Net Loss	$(7,132,442)	$(496,429)	-	$(7,628,871)

Note 4 – Accounts Receivable

Accounts receivable consist of the following as of:

	June 30, 2015	December 31, 2014

Accounts receivable, trade	$948,668	$784,690
Other receivables	60,036	36,078
	1,008,704	820,768
Less allowance for doubtful accounts	(509,744)	(410,221)
	$498,960	$410,547

Note 5 – Inventories, Net

Inventories consist of the following as of:

	June 30, 2015	December 31, 2014

Lenses	$422,608	$347,873
Frame scanning systems and components	309,455	299,018
Frames	153,002	227,086
	$885,065	$873,977

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of:

	June 30, 2015	December 31, 2014
Initial public offering costs	$-	$145,076
Prepaid exhibits and tradeshows	-	27,973
Prepaid insurance	13,646	36,976
Prepaid expense – other	46,695	10,120
Other current assets	-	20,000
	$60,341	$240,145

Note 7 – Property and Equipment

Property, plant and equipment consist of the following as of:

	June 30, 2015	December 31, 2014	Estimated Useful Lives

Furniture and fixtures	$149,447	$149,447	5 years
Leasehold improvements	33,694	33,694	3 years
IT equipment	229,386	229,386	3 years
Software	652,086	637,040	3 years
Lab and other equipment	175,551	149,380	3 years
	1,240,164	1,198,947
Less accumulated depreciation	(1,000,028)	(880,419)
	$240,136	$318,528

Depreciation and amortization expense was approximately $52,000 and $84,000 for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense was approximately $120,000 and $162,000 for the six month periods ended June 30, 2015 and 2014, respectively.

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following as of:

	June 30, 2015	December 31, 2014

Payroll and related taxes	$997,510	$527,660
Accrued interest, third parties	683,629	264,312
Accrued legal settlement	-	120,000
Accrued other	450,195	322,066
	$2,131,334	$1,234,038

Note 9 – Notes Payable

Notes payable consist of the following as of:

	June 30, 2015	December 31, 2014
Notes payable	$500,000	$62,894
Discount on short term notes payable	(25,426)	-
Convertible promissory note	200,000	200,000
Promissory note	50,000	50,000
Series A notes	2,992,500	2,992,500
Discount on Series A notes	(845,318)	(1,011,157)
Secured bridge notes	1,155,000	1,155,000
Discount on secured bridge notes	(346,357)	(810,628)
Convertible notes	2,045,000	250,000
	5,725,399	2,888,609
Less current maturities	(400,000)	(2,888,609)
Notes payable, less current maturities	$5,325,399	$-

The following table provides information regarding annual required repayments under the notes payable as of June 30, 2015:

2015 remaining	$400,000
2016	125,000
2017	3,208,750
2018	3,208,750
$6,942,500

Amortization of debt discount was approximately $764,000 and $0 for the three months ended June 30, 2015 and 2014, respectively. Amortization of debt discount was approximately $1,664,000 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Notes Payable

On August 15, 2014, the Company entered into an agreement for a Business Loan with a financial institution for approximately $100,000. The Business Loan has an effective annual interest rate of 61% based on the repayment terms. Payments on the Business Loan in the amount of $609.09, including principal and interest, commenced on the first business day after the origination date and must be paid every business day until June 14, 2015, the maturity date. As of June 30, 2015 and December 31, 2014, $0 and $62,894, respectively, was outstanding under the Business Loan.

In May 2015, the Company entered into a promissory note (“Short-Term Promissory Note”) for a principal amount of $100,000 with a stated interest rate of 9%. The principal is due, as well as any earned but unpaid interest, on the earlier of: (i) the date that is six (6) months after the original issue date; (ii) the date on which any class of equity securities of the Company is initially registered under the Securities Exchange Act of 1934, as amended; (iii) the completion of any acquisition, merger or consolidation of the Company, in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; or (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions.

In conjunction with the Short-Term Promissory Note, the Company issued (i) five year Class A Warrants to purchase an aggregate of 62,500 common shares at an exercise price of $1.60 per share and (i) five year Class B Warrants to purchase an aggregate of 17,566 common shares at an exercise price of $0.01 per shares.

The terms of the Class A Warrants provide that, in the event the Company receives gross proceeds of at least $1,000,000 in a qualified financing (as defined) at a per share price of less than $1.60 per share, the exercise price will reset to 80% of the financing price. At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature.

The Company accounted for the borrowing under the Short-Term Promissory Note, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The relative fair value of the Class B Warrants was approximately $23,000 on the issuance date which is included in stockholders’ deficit in the Company's condensed consolidated balance sheet at June 30, 2015 (see Note 18). The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The fair value of the Class A Warrants was approximately $7,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 (see Note 14). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants.

In June 2015, the Company amended the maturity date of the Short-Term Promissory Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity. Such amendment was accounted for as a modification of debt. Further, the Noteholder was granted the right to convert the Short-Term Promissory Note into equity at a price per share discounted by twenty percent (20%) relative to the effective price per share of the common stock in the June 30, 2015 merger transaction; such right expires 30 days subsequent to the merger date (see Note 20).

In conjunction with the amendment, the Company issued five year Class A Warrants to purchase an aggregate of 62,500 common shares to the note holder and approximately 5,000 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $8,000 and was included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015.

In June 2015, the Company entered into a promissory note for a principal amount of $400,000 with the Royalty Obligation Purchaser (see Note 10). $275,000 of principal was repaid, as well as a $50,000 interest payment, in July 2015; and the remaining $125,000 principal amount is due on July 1, 2016.

Convertible Promissory Note

On January 28, 2014, the Company entered into a convertible promissory note (“Convertible Note”) for a principal amount of $200,000 with a stated interest rate of 18%. The principal was due, as well as any earned but unpaid interest, on January 28, 2015. Interest is paid monthly beginning August 28, 2014. All obligations under the Convertible Promissory Note are secured by a first priority security interest in all inventory of Optima. In conjunction with the Convertible Note, the Company issued a five year warrant to purchase 57,820 of the Company’s common stock (approximately 0.4% of the Company’s then total issued and outstanding common stock) for an exercise price of $250,000.

On January 20, 2015, the maturity date of the Convertible Note was amended to June 30, 2015. In April 2015, the maturity date of the Convertible Note was amended to May 1, 2016. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. Further, the Noteholder was granted the right to convert the Convertible Promissory Note into equity at a price per share discounted by twenty percent (20%) relative to the effective price per share of the common stock in the June 30, 2015 merger transaction; such right expires 30 days subsequent to the merger date (see Note 20).

Because of the variable nature of the embedded warrants, the Convertible Note has been accounted for in accordance with ASC 815. However, the fair value of the warrants of the Convertible Note (as determined using the Black Scholes valuation model) was determined to be nominal, therefore, no derivative liability or offsetting debt discount is included in the Company’s condensed consolidated balance sheet as of June 30, 2015 although management will continue to measure the fair value of this instrument each reporting period through maturity date and record the impact under ASC 815 should the value become meaningful to the Company’s condensed consolidated financial statements.

Promissory Note

On February 12, 2014, the Company entered into a promissory note (“Promissory Note”) for a principal amount of $50,000 with a stated interest rate of 18%. The principal is due, as well as any earned but unpaid interest, on June 30, 2015. Interest is paid monthly beginning August 28, 2014. In April 2015, the maturity date of the Convertible Note was amended to May 1, 2016. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. Further, the Noteholder was granted the right to convert the Promissory Note into equity at a price per share discounted by twenty percent (20%) relative to the effective price per share of the common stock in the June 30, 2015 merger transaction; such right expires 30 days subsequent to the merger date (see Note 20).

Series A Private Placement

On various dates from May 1, 2014 through September 19, 2014, the Company issued and sold 299.25 investment units to accredited investors (the “Series A Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Series A secured promissory note in the principal amount of $10,000 (the “Series A Note”), (ii) five year Class A warrants to purchase 6,250 common shares at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance (the “Class A Warrants”), and (iii) five-year Class B warrants (“Class B Warrants”) to purchase 1,756.6 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance. As a result of the Series A Private Placement, the Company issued warrants to purchase an aggregate of 2,395,977 of its common shares.

Each Series A Note bears interest at a rate of 9% per annum through December 31, 2014 and at a rate of 18% thereafter until maturity. Each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date, (ii) the closing by the Company of any debt or equity financing or series of financings with aggregate gross proceeds of at least $3,000,000, and (iii) the completion of any merger with or acquisition by a third party. All obligations under the Series A Notes are secured by a first priority security interest in all of the assets of the Company, except with respect to the inventory of Optima.

The terms of the Class A Warrants provide that, in the event the Company receives gross proceeds of at least $1,000,000 in a qualified financing (as defined) at a per share price of less than $1.60 per share, the exercise price will reset to 80% of the financing price. At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature.

The Company accounted for the borrowing under the Series A Notes, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The relative fair value of the Class B Warrants was approximately $1,024,000 on April 25, 2014 which is included in stockholders’ deficit in the Company's condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 (see Note 18). The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The fair value of the Class A Warrants was approximately $710,000 on April 25, 2014 which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 and December 31, 2014 (see Note 14). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants.

Proceeds received from the Series A Private Placement were approximately $2,633,000 net of related costs of approximately $360,000. Debt issuance costs will be amortized to interest expense over the life of the Series A Note.

In connection with the Series A Private Placement, the Company issued to the placement agent (i) five-year Class A Warrants to purchase an aggregate of 175,000 common shares and (ii) five-year Class B Warrants to purchase an aggregate of 49,185 common shares. The fair value of the Class A Warrants was approximately $57,000 and was recorded as debt issue costs and included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 and December 31, 2014 (see Note 14). The fair value of the Class B Warrants was approximately $124,000 and was recorded as debt issue costs and included in stockholders’ deficit on the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (see Note 18).

In January 2015, the Company amended certain of the Series A Notes. Note holders representing $970,000 of outstanding principal entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of the Company, the outstanding principal and interest will automatically convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition.

Further, note holders representing $1,285,000 of outstanding principal entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of the Company, the outstanding principal and interest may, at the holder’s option, convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition. Such amendments were accounted for as modifications of debt.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 1,039,063 common shares to note holders and 83,125 common shares to the private placement agent at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was approximately $132,000 and was included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015.

Also, in May 2015, the Company amended certain of the Series A Notes whereby each Series A Note matures on the earlier of: (i) the 24-month anniversary of the issuance date; (ii) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; (iii) thirty (30) days following the funding of any financing that results in a listing on a national exchange (i.e., the Nasdaq or NYSE); or (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions. Such amendments were accounted for as extinguishments of debt and a loss of approximately $408,000 was recorded based on the reacquisition price of approximately $2,993,000 and the net carrying amount of the extinguished debt of approximately $2,585,000.

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 common shares to note holders and approximately 149,625 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 common shares to note holders and approximately 42,053 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $242,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 (see Note 14). The fair value of the Class B Warrants was approximately $747,000 on the issuance date which is included in stockholders’ deficit in the Company's condensed consolidated balance sheet at June 30, 2015.

In June 2015, the Company amended the maturity date of each Series A Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. Further, each Noteholder was granted the right to convert the Series A Note into equity at a price per share discounted by twenty percent (20%) relative to the effective price per share of the common stock in the June 30, 2015 merger transaction; such right expires 30 days subsequent to the merger date (see Note 20). In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 150,125 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $17,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 (see Note 14).

Secured bridge Private Placement

On various dates from September 19, 2014 through November 18, 2014, the Company issued and sold 115.5 investment units to accredited investors (the “Secured Bridge Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a secured promissory note in the principal amount of $10,000 (the “Bridge Note”), (ii) five-year Class A Warrants to purchase 6,250 common shares, and (iii) five-year Class B Warrants to purchase 1,756.6 common shares. As a result of the Secured Bridge Private Placement, the Company issued warrants to purchase an aggregate of 924,763 of its common shares.

Each Bridge Note bears interest at a rate of 9% per annum through June 30, 2015 and at a rate of 18% thereafter until maturity. Each Bridge Note matures on the earlier of (i) the receipt of funds from the Company’s accounts receivable, (ii) the closing by the Company of any debt financing with aggregate gross proceeds of at least $1,150,000, (iii) five days after the funding of an initial public offering, and (iv) June 30, 2015. All obligations under the Bridge Notes are secured by a second priority junior lien and security interest in all inventory of Optima.

The terms of the Class A Warrants provide that, in the event the Company receives gross proceeds of at least $1,000,000 in a qualified financing (as defined) at a per share price of less than $6.66 per share, the exercise price will reset to 80% of the financing price. At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature.

The Company accounted for the borrowing under the Bridge Notes, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The relative fair value of the Class B Warrants was approximately $394,000 which is included in additional paid-in capital in the Company's condensed consolidated balance sheet (see Note 18). The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The fair value of the Class A Warrants was approximately $272,000 which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 and December 31, 2014 (see Note 14). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants.

Proceeds received from the Secured Bridge Private Placement was approximately $991,000 net of related costs of approximately $164,000. Debt issuance costs will be amortized to interest expense over the life of the Bridge Note.

In connection with the Secured Bridge Private Placement, the Company issued to the placement agent (i) five-year Class A Warrants to purchase an aggregate of 57,750 common shares and (ii) five-year Class B Warrants to purchase an aggregate of 16,231 common shares. The fair value of the Class A Warrants was approximately $22,000 and was recorded as debt issue costs and included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 and December 31, 2014 (see Note 14). The fair value of the Class B Warrants was approximately $48,000 and is recorded as debt issue costs and included in stockholders’ deficit on the Company’s condensed consolidated balance sheet (see Note 18).

In November 2014, the Company was not in compliance with certain of the Bridge Note agreements, and the notes were amended, curing the default for nonpayment. Such amendments were accounted for as modifications of debt. In conjunction with the amendment, the Company issued (i) five-year Class A Warrants to purchase an aggregate of 346,813 common shares and (ii) five-year Class B Warrants to purchase an aggregate of 97,474 common shares. The fair value of the Class A Warrants was approximately $129,000 and was recorded as debt discount and included in derivative liabilities on the Company’s condensed consolidated balance sheets at the issuance date and re-measured as of March 31, 2015 and December 31, 2014 (see Note 14). The fair value of the Class B Warrants was approximately $288,000 and is recorded as debt discount and included in stockholders’ deficit on the Company’s condensed consolidated balance sheets (see Note 18).

In May 2015, the Company was not in compliance with certain of the Bridge Note terms, and the notes were amended, curing the default and modifying the maturity date of the notes whereby each Bridge Note matures on the earlier of: (i) the receipt of funds from accounts receivable in the aggregate principal amount then outstanding of all Bridge Notes; (ii) the receipt of gross proceeds from any accounts receivable financing or factoring financing in an amount equal to at least the aggregate Bridge Note principal; (iii) thirty (30) days following the funding of any financing that results in a listing on a national exchange; (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions; (v) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; and (vi) January 1, 2016. Such amendments were accounted for as extinguishments of debt and a loss of approximately $176,000 was recorded based on the reacquisition price of approximately $1,155,000 and the net carrying amount of the extinguished debt of approximately $979,000.

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 721,875 common shares to note holders and approximately 57,750 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 202,888 common shares to note holders and approximately 16,231 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $93,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 (see Note 14). The fair value of the Class B Warrants was approximately $287,000 on the issuance date which is included in stockholders’ deficit in the Company's condensed consolidated balance sheet at June 30, 2015.

In June 2015, the Company further amended the maturity date of certain Bridge Notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In July 2015, a note with an original principal amount of $125,000 was repaid. Further, each Noteholder was granted the right to convert the Bridge Note into equity at a price per share discounted by twenty percent (20%) relative to the effective price per share of the common stock in the June 30, 2015 merger transaction; such right expires 30 days subsequent to the merger date (see Note 20).

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 643,750 common shares to note holders and approximately 57,750 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $82,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 (see Note 14).

Convertible Notes Private Placement

On various dates from January 1, 2015 through June 30, 2015, the Company issued and sold 179.5 investment units to accredited investors (the “Convertible Notes Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Convertible promissory note in the principal amount of $10,000 (the “Convertible Note”) and (ii) five year Class C warrants to purchase 1,502.6 common shares, exercisable in whole or in part as of the date of issuance (the “Class C Warrants”). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 269,717 common shares. In connection with the Convertible Note Private Placement, the Company issued to the placement agent (i) five-year Class C Warrants to purchase an aggregate of 21,577 common shares.

Each Convertible Note bears interest at a rate of 9% per annum and matures on the 12-month anniversary of the issuance date unless converted into equity upon an initial public offering of the Company’s securities or a cash acquisition of the Company. The terms of the Convertible Notes provide that the unpaid principal and interest amounts will automatically convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, eighty percent (80%) of the offering price of the Common Stock in the Public Offering (such price, the “Discounted IPO Price”) or (b) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition.

The terms of the Class C Warrants provide that the exercise price of each warrant shall mean (i) if the warrant becomes exercisable on the Company’s initial public offering date, 110% of the per warrant share offering price of the Company’s securities in its initial public offering, (ii) if the warrant becomes exercisable upon the occurrence of an acquisition of the Company, the lower of (x) 20% discount to the warrant share valuation in the acquisition and (y) a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on the date of the acquisition, and (iii) if the warrant becomes exercisable on the June 30, 2015, a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on June 30, 2015. At the time of issuance, the Company determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature.

The Company accounted for the borrowing under the Convertible Notes and the Class C Warrants in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class C Warrants is considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the Class C Warrants was immaterial on the issuance dates and June 30, 2015 (see Note 14). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants.

Proceeds received from the Convertible Note Private Placement was approximately $1,565,000, net of related costs of approximately $230,000. Debt issuance costs will be amortized to interest expense over the life of the Convertible Note.

In June 2015, the Company amended the maturity date of each Convertible Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity. Such amendments were accounted for as modifications of debt. Further, each Noteholder was granted the right to convert the Series A Note into equity at a price per share discounted by twenty percent (20%) relative to the effective price per share of the common stock in the June 30, 2015 merger transaction; such right expires 30 days subsequent to the merger date (see Note 20).

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 102,250 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $12,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of June 30, 2015 (see Note 14).

Note 10 – Royalty Obligation

In February 2014, the Company entered into a Royalty Purchase Agreement with a third party (“Purchaser”). Under the terms of the Royalty Purchase Agreement, the Company was advanced $1,500,000 by the Purchaser and in return, the Company agreed to pay the Purchaser a royalty amount equal to 2.65% of monthly revenue generated from products or services that incorporate any of the Company’s intellectual property (“IP Revenue”) including patents, copyrights and trademarks in perpetuity (“Royalty Payments”). The monthly Royalty Payments are due by the later of (a) five business days following the Company’s receipt of the Purchaser’s invoice and (b) the last business day of the month following the month in which the Royalty Payments were earned. In May and June 2015, the Company amended its Royalty Obligation to borrow an additional $250,000. The royalty rate was amended to 3.09% of monthly IP Revenue; the minimum monthly royalty amount was amended to $36,458; and the monthly royalty payments were deferred from April 2015 through June 2016 and will be due on July 1, 2016. Royalty expense of approximately $93,000 and $63,000 is included in Interest Expense, other on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2015 and 2014. Royalty expense of approximately $187,000 and $90,000 is included in Interest Expense, other on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014.

Approximately $212,000 and $81,000 of accrued royalty expense was included in accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, $1,750,000 and $1,500,000 respectively was outstanding under the Royalty Obligation.

At any time during the 90 day period immediately following the fourth anniversary of the date of the Royalty Purchase Agreement, the Company may reduce the Royalty Payments by 50%, including the monthly minimum, upon payment of 150% of the amounts previously advanced by the Purchaser.

Upon a change of control of the Company or a sale of all or substantially all of its assets, the Company may purchase and extinguish all future obligations under the Royalty Purchase Agreement upon payment to the Purchaser $3,500,000, of which 50% can be paid in equity.

Note 11 – Related Party Transactions

Long-term notes due to related parties consist of the following:

	June 30, 2015	December 31, 2014
$1,030,639 unsecured note payable with HP Equity Fund LLC pursuant to Plan of Reorganization (see Note 1) dated May 2, 2011. Payments of principal and interest at an interest rate of 4.5% per annum are payable quarterly through September 2016, the maturity date. The Company can defer payments based on Company’s ability to pay, as defined. The Company has elected to defer payments based on current cash flow requirements. The note does not contain any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	$1,030,639	$1,030,639

$448,993 note payable with HCA Capital Fund LLC pursuant to Plan of Reorganization (see Note 1) dated May 2, 2011. Payments of principal and interest at an interest rate of 9.5% per annum are payable monthly through February 2014. The note payable is secured by substantially all of the assets of the Company. As of December 31, 2013, the Company was not in compliance with the payment provisions of the Agreement. On October 29, 2014, the note payable was amended, curing the default, and amending the maturity date to June 30, 2015. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	448,993	448,993

$206,565 unsecured note payable with PFO Fund LLC pursuant to Plan of Reorganization (see Note 1) dated May 2, 2011. Payments of principal and interest at an interest rate of 4.5% per annum are payable quarterly through September 2016, the maturity date. The Company can defer payments based on Company’s ability to pay, as defined. The note payable does not include cross default provisions. The Company has elected to defer payments based on current cash flow requirements. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	206,565	206,565

$1,550,200 promissory note with Transition Capital, LLC dated September 1, 2012, as amended. Interest accrues at 5.5% per annum with all outstanding principal and interest due on December 20, 2013. The note payable is secured by assets of the Company. As of December 31, 2013, the Company was not in compliance with the note payable agreement. On October 29, 2014, the note payable was amended, curing the default and amending the maturity date to June 30, 2015. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s Chief Executive Officer (“CEO”) dated December 30, 2012 for a principal sum of $117,700 at a stated annual interest rate of 5.5% and matures on the later of (a) the day the CEO ceases to be employed by the Company or (b) after the Company has accumulated sufficient funds based under its reorganization plan. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	117,700	117,700

The Company has an agreement with the CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. The Company, under its Plan of Reorganization, is currently limited to paying $750 per month requiring the Company to accrue the remaining $883 per month under the agreement at a stated annual interest rate of 5.5%. The unpaid allowance and interest is due at the later of (a) the day the CEO ceases to be employed by the Company or (b) after the Company has accumulated sufficient funds based under its reorganization plan. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	46,809	41,510

The Company has a promissory note with a relative of the CEO effective September 6, 2011 for a principal sum of $47,210 at a stated annual interest rate of 0% and matures at such time and to the extent that the Company makes interest payments on its debtor in possession loans under its Plan of Reorganization. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011 in a cumulative amount of $1,134,215 at a stated annual interest rate of 9.5%. Principal and unpaid interest was due at maturity in June 2015. In June 2015, the Company amended the maturity date of the notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	1,134,215	1,134,215

Total long term notes to related parties	4,582,331	4,577,032
Less current maturities	-	(3,133,408)
Total long term notes to related parties, net of current maturities	$4,582,331	$1,443,624

The following table provides information regarding annual required repayments under the notes payable, as amended, as of June 30, 2015:

2015 remaining	$-
2016	-
2017	2,291,166
2018	2,291,165
$4,582,331

The Company incurred interest expense of approximately $75,000 and $75,000 for the three months ended June 30, 2015 and 2014, respectively, which is presented in interest expense – related parties in the accompanying condensed consolidated statements of operations. The Company incurred interest expense of approximately $149,000 and $149,000 for the six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, approximately $1,039,000 and $889,000 of accrued but unpaid interest is presented in accrued interest, related parties in the accompanying condensed consolidated balance sheets, respectively.

The Company paid its Chairman, a related party, approximately $0 and $43,000 in consulting fees during the three month periods ended June 30, 2015 and 2014, respectively. The Company paid its Chairman, a related party, approximately $0 and $43,000 in consulting fees during the six month periods ended June 30, 2015 and 2014, respectively. Approximately $229,000 and $114,000 was due to the Chairman as of June 30, 2015 and December 31, 2014, respectively.

The Company paid PFO Europe, a company owned by a relative of the Company’s CEO, approximately $0 and $36,000 in fees and expenses during the three months ended June 30, 2015 and 2014, respectively, to market the Company’s products and services in Europe. The Company paid PFO Europe, a company owned by a relative of the Company’s CEO, approximately $32,000 and $116,000 in fees and expenses during the six months ended June 30, 2015 and 2014, respectively.

Note 12 – General Unsecured Claims

Pursuant to Optix’s Plan of Reorganization as approved by the United States Bankruptcy Court on September 6, 2011, the Company is required to repay approximately $165,000 to certain unsecured creditors through September 11, 2016, the maturity date. Payments of principal and interest at 4.5% per annum are payable quarterly. As of June 30, 2015 and December 31, 2014, approximately $54,000 and $80,000 of general unsecured claims remained outstanding, respectively. Future principal payments of general unsecured claims as of June 30, 2015 are approximately $22,000, $28,000 and $4,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

Note 13 – Employee Benefits Plan

The Company has a 401(k) plan that covers substantially all employees after completion of three months of eligible service. There is no age requirement to participate in the 401(k) plan and the Company, at its option, matches a discretionary amount of the participant’s contribution not to exceed the amount deductible for Federal income tax purposes. The Company did not contribute to the 401(k) plan during the periods ended June 30, 2015 and 2014.

Note 14 - Derivative Obligation

Class A Warrants

Class A Warrants to purchase 5,011,750 common shares were issued during the six months ended June 30, 2015 (see Note 9). At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $594,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.38 - $0.39
Expected Volatility	26.25%-26.76%
Expected Term	5 years
Discount Rate	1.29%-1.63%
Dividend Rate	0%
Exercise Price	$0.54

Expected volatilities are based on the historical volatilities of comparable companies, industry indexes, and other factors. Expected term is based on remaining term of the Class A Warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term. The present value of a share is based upon management’s estimate of the equity value of the Company and the number of shares outstanding.

On June 30, 2015, all outstanding Class A Warrants to purchase Company common shares were converted into Class A Warrants to purchase PFGB common shares; and the Company determined that the fair value of the derivative liability pertaining to all Class A Warrants was approximately $1,761,000 which is presented as derivative obligation in the accompanying condensed consolidated balance sheets. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.66
Expected Volatility	75%
Expected Term	3.9-5.0 years
Discount Rate	1.31%-1.62%
Dividend Rate	0%
Exercise Price	$0.54

The Company recorded a loss of approximately $810,000 and $0 during the three months ended June 30, 2015 and 2014, respectively, and approximately $33,000 and $0 during the six months ended June 30, 2015 and 2014, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Balance at 6/30/2015	Level 1	Level 2	Level 3

Derivative Obligation	$1,761,000	$-	$-	$1,761,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended June 30, 2015:

Amount
Balance – January 1, 2015	$1,134,690
Addition of derivative obligation at fair value on date of issuance	593,559
Change in fair value of derivative obligation	32,751
Balance – June 30, 2015	$1,761,000

Class C Warrants

Class C Warrants to purchase 291,294 common shares were issued during the six months ended June 30, 2015 (see Note 9). At the time of issuance, the Company determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature, and estimated the fair value of the derivative liability using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$1.57-$1.62
Expected Volatility	26.25%-26.76%
Expected Term	5 years
Discount Rate	1.29%-1.63%
Dividend Rate	0%
Exercise Price	$6.92-$7.55

Expected volatilities are based on the historical volatilities of comparable companies, industry indexes, and other factors. Expected term is based on remaining term of the Class C Warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term. The present value of a share is based upon management’s estimate of the equity value of the Company and the number of shares outstanding.

On June 30, 2015, all outstanding Class C Warrants to purchase Company common shares were converted into Class C Warrants to purchase PFGB common shares; and the Company determined that the fair value of the derivative liability pertaining to the Class C Warrants was immaterial as of such date. The fair value of the derivative obligation was estimated using Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.66
Expected Volatility	75%
Expected Term	4.5-5.0 years
Discount Rate	1.31%-1.62%
Dividend Rate	0%
Exercise Price	$2.20

The fair value of the derivative liability related to the Class C Warrants did not change materially from the date of issuance to June 30, 2015.

Note 15 - Commitment and Contingencies

Operating Lease Agreements

In January 2015, the Company entered into a one year lease for approximately 4,500 square feet of office space (the “Irving Facility”) through December 2015 with monthly payments of approximately $11,300 plus common area maintenance.

In conjunction with the acquisition of Optima in March 2013, the Company assumed a facility lease with an unrelated third party for approximately 10,200 square feet of office space. In January 2015, the Company amended the lease to extend through March 2016 with monthly payments of approximately $8,513.

In addition, the Company leases certain office equipment under an operating lease.

Approximate annual future minimum lease payments under all operating leases, as amended, subsequent to June 30, 2015 are as follows:

2015 remaining	$121,000
2016	25,000
Total minimum lease payments	$146,000

Rental expense for the three month periods ended June 30, 2015 and 2014 was approximately $87,000 and $69,000, respectively. Rental expense for the three month periods ended June 30, 2015 and 2014 was approximately $155,000 and $143,000, respectively.

Litigation

From time to time, the Company is subject to lawsuits and claims that arise out of its operations in the normal course of business. The Company is a plaintiff or a defendant in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes that the disposition of any claims that arise out of operations in the normal course of business will not have a material adverse effect on the Company’s financial position or results of operations.

VSP Labs, Inc.

On April 20, 2012, the Company sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) for $6,000,000 payable in bi-annual installments of $1,000,000 through October 15, 2014 net of credits and incentives as defined in the TTDA. In accordance with the TTDA, the Company was required to perform additional production and customization of the software technology over the agreement term. The software technology required significant customization and development on the effective date and in accordance with ASC 605-35, the Company has accounted for the TTDA under the completed contract method.

On October 25, 2013, VSP filed a lawsuit against the Company in the Superior Court of California, County of Sacramento – Unlimited Civil Division. The lawsuit alleges, among other things, that the Company has failed to provide certain services under the TTDA between the parties which allegedly triggered the right of VSP to perform such services on its own or to engage third parties to render such services. The lawsuit seeks declaratory relief to establish that VSP was entitled to perform the services that the Company allegedly failed to perform and also seeks to establish that VSP is entitled to deduct the fees and expenses associated with the performance of such services from the payments that VSP is otherwise required to make under the terms of the TTDA, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. On December 23, 2014, the Company filed a cross complaint against VSP seeking damages based on breach of contract and unfair business practices. The Company plans to vigorously protest VSP’s claim and continue to pursue the uncollected portions under the TTDA as well as damages under its cross complaint. The Company is unable to express an opinion as to the likely outcome of this claim. An unfavorable outcome could have a materially adverse effect on the Company’s financial position and results of operations.

Deferred revenue, which is comprised of payments received under the TTDA and prepaid orders of frame inventories were approximately $2,582,000 as of June 30, 2015 and December 31, 2014. Deferred costs, which are comprised of costs incurred related to the TTDA, were approximately $294,000 as of June 30, 2015 and December 31, 2014.

During the three and six months ended June 30, 2015 and 2014, the Company recorded no revenue relating to the VSP Supply Agreement.

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against the Company in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in the Company, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015, and such cost, net of payments, is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Denton-Harvest

Rudolf Suter, the Company’s Chief Executive Officer, is the defendant in a civil action in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiffs, Peter Denton and Harvest Investors, L.P., have filed garnishments related to payments from the Company to Mr. Suter on several occasions. The plaintiffs have also filed a garnishment suit against the Company seeking collection of deferred funds of approximately $113,000 in wages and approximately $47,000 in reimbursements. Trial is scheduled in September 2015. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim.

In a separate suit, the plaintiffs also allege fraudulent conveyances of funds from Mr. Suter to his wife through a “conspiracy” with the Company. Plaintiffs seek approximately $400,000 plus fees and costs from the Company. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim.

Employment Agreements

The Company has employment agreements with various executives for three year terms with automatic one year renewals as defined. The agreements provide for annual salary, bonuses and benefits, and include certain termination benefits if the executives are terminated without cause. Termination benefits are calculated on the base salary and bonus as applicable, in accordance with the respective employment agreement for a period of one year from the date of termination.

On April 9, 2014, an executive was terminated by the Company. The Company entered into a severance agreement and committed to pay the former employee approximately $80,000 via twelve monthly payments beginning May 2014.

HKO Purchase and Supply Agreement

On August 31, 2010, the Company entered into a Purchase and Supply Agreement with Hong Kong Optical Lens Co. (“HKO Supply Agreement”) with headquarters in Shenzhen, China.

In accordance with the HKO Supply Agreement, HKO sells eyewear, which consists of frames and lenses, and provides frame inventory management services to the Company. The Company provides frames to HKO to fulfill future orders of eyewear and maintains title and risk of loss to these frames while the frames reside in HKO’s warehouse in accordance with the HKO Supply Agreement. Once the frames are used by HKO to fulfill orders of eyewear, risk of loss transfers until such time the eyewear is received by the Company at its facility in Texas or a designated third party which is typically within 2-3 days of order fulfillment. As of June 30, 2015 and December 31, 2014, approximately $197,000 and $188,000, respectively, of inventory pertains to frame inventory maintained in HKO’s warehouse for frames that have not yet been used to fulfill orders of eyewear.

The Company or HKO has the option to terminate the Agreement if either of the following were to occur (i) the other party breaches any material provision of the agreement and the breaching party fails to cure such material breach within thirty days following written notice; or (ii) the other party becomes the subject of any voluntary or involuntary proceeding under the applicable national, federal, or state bankruptcy or insolvency laws and such proceeding is not terminated within sixty (60) days of its commencement. Any change in the relationship with HKO, which in the opinion of management is unlikely, could have an adverse effect on the Company’s business.

Purchases from HKO represented approximately 49% ($513,000) and 23% ($275,000) of the Company’s total purchases for the six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, approximately $465,000 and $459,000, respectively, was due to HKO which is presented in accounts payable in the accompanying condensed consolidated balance sheets.

Note 16 – Customer and Vendor Concentrations

During the three month periods ended June 30, 2015 and 2014, there were one and three customers which accounted for approximately 25% and 33% of the Company’s net sales, respectively. During the six month periods ended June 30, 2015 and 2014, there were one and two customers which accounted for approximately 13% and 20% of the Company’s net sales, respectively. Approximately $48,000 and $150,000 which accounts for approximately 5% and 19% of accounts receivable, trade was due from these customers as of June 30, 2015 and December 31, 2014, respectively.

The main materials used in the Company’s products are polycarbonate and plastic. The Company has many suppliers and sources for these materials to meet their purchasing needs at prices which would not significantly impair their ability to compete effectively. During the six month periods ended June 30, 2015 and 2014, there were three and two suppliers which accounted for approximately 81% and 49% of the Company’s net purchases, respectively. Approximately $562,000 and $315,000 which accounts for approximately 16% and 32% of accounts payable was due to these vendors as of June 30, 2015 and December 31, 2014, respectively.

Note 17 – Equity Compensation Plan

On October 20, 2012, the Company’s board of directors approved and adopted an equity-based compensation plan (2012 Performance Incentive Plan - “2012 Plan”). 75,130 common shares were available under the plan. Directors, officers and employees of the Company, and certain consultants to the Company, are eligible to receive Options under the 2012 Plan.

In October and December of 2012, the Company granted Options to purchase 75,130 common shares to certain executives for future services to acquire common shares at a weighted average exercise price of $3.33, exercisable over a 10 year term and generally vesting over a 1 year period with 50% of the options vesting on the grant date and the remaining 50% vesting one year from the grant date.

The Company recognized no equity based compensation related to the grant of the Options to its employees for the periods ended June 30, 2015 and 2014.

The following table summarizes the Option activity for the period ended June 30, 2015.

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value

Outstanding as of December 31, 2014	75,130	$3.33	7.9	$9,900
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Outstanding as of June 30, 2015	75,130	$3.33	7.3	$9,900
Exercisable at June 30, 2015	75,130	$3.33	7.3	$9,900

The Company had no non-vested options as of June 30, 2015 or December 31, 2014.

In June, 2015, the Company adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan enables the Company to formulate and implement a compensation program that will attract, motivate and retain employees through the ability to grant a variety of stock-based awards. No such awards have been granted under the 2015 Plan.

Note 18 – Stockholders’ Equity / Deficit

Subscription Agreements

On September 6, 2011, Holding entered into separate Subscription Agreements with three key employees (“Subscribers”), pursuant to which Holding sold to each Subscriber 587,618 common shares at a purchase price of $0.37 per share. Concurrent with the Subscription Agreements, each Subscriber entered into a promissory note with Holding with a stated principal amount of $220,000 and an annual interest rate of 0.19%. Interest was to be paid annually commencing one year after the origination date. The principal amount as well as any earned but unpaid interest is due in full 30 months after the origination date.

Approximately $660,000 of outstanding principal was due under the promissory notes, which was recorded as shares subscribed as of December 31, 2012.

On February 4, 2013, one key employee resigned from the Company and the common shares and the promissory note were cancelled and approximately $220,000 was reflected as cancelation of common shares. As of December 31, 2014, approximately $440,000 of shares subscribed remained outstanding.

In February 2015, the remaining notes were cancelled due to non-payment and approximately $440,000 was reflected as cancelation of common shares on the accompanying condensed consolidated statements of stockholders’ deficit. As of June 30, 2015, no shares subscribed remained outstanding.

Warrants

On January 28, 2014, the Company issued a Convertible Note containing a warrant provision which permits the holder to purchase common shares, at any time prior to the maturity date, into a number of common shares equal to 0.4% of the Company’s then total issued and outstanding common shares. Based on 14,131,038 common shares outstanding, the warrant permits the holder to purchase 57,820 Company common shares. In conjunction with the merger on June 30, 2015 (see Note 3), the warrant was re-issued to permit the holder to purchase 57,820 shares of PFGB common stock at an exercise price of $1.00 per share.

The fair value of the warrants of the Convertible Note (as determined using the Black Scholes valuation model) was determined to be nominal, therefore, no derivative liability or offsetting debt discount is included in the Company’s condensed consolidated balance sheets as of June 30, 2015 or December 31, 2014 although management will continue to measure the fair value of this instrument each reporting period through the maturity date and record the impact under ASC 815 should the value become meaningful to the Company’s condensed consolidated financial statements.

Class A Warrants, Class B Warrants and Class C Warrants to purchase 8,183,446, 1,697,563 and 331,861 Company common shares, respectively, were outstanding immediately prior to the merger on June 30, 2015 (see Note 3). In conjunction with the merger, the Class A Warrants were re-issued to permit the holders to purchase 8,183,446 shares of PFGB common stock at an exercise price of $1.60 per share; and the Class C Warrants were re-issued to permit the holders to purchase 331,861 shares of PFGB common stock at an exercise price of $2.20 per share. Also in conjunction with the merger, the Class B Warrants were converted into 1,697,563 shares of PFGB common stock.

The relative fair value of the Class B Warrants was approximately $2,936,000 at the issuance date. The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants using the following assumptions:

Expected dividends	0%
Expected volatility	26.45%-28.25%
Expected term	5 years
Risk free interest rate	1.49%-1.72%

The fair value of the Class A Warrants was approximately $1,780,000 at the issuance date (see Note 14). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants (see Note 14).

The fair value of the Class C Warrants was immaterial at the issuance date (see Note 14). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants (see Note 14).

Pursuant to an engagement letter dated March 11, 2014, the Company issued to the placement agent five-year warrants to purchase 346,631 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance (the “Advisory Services Warrant”). The Advisory Services Warrant was held in escrow by the Company’s legal counsel pending an initial public offering of the Company’s shares or other applicable transaction. In conjunction with the merger (see Note 3), the Advisory Services Warrant were converted into 346,631 shares of PFGB common stock, and the fair value of such shares of approximately $229,000 was recorded as an expense.

Further, in April 2015, the Company issued a warrant to purchase 676,170 common shares at an exercise price of $0.01 per share, subject to vesting, to a consultant. 50% of the warrant shares purchasable under the warrant shall vest and become exercisable by the holder when the Company has earned a trailing twelve month net revenue amount from the specified customers equal to or greater than twenty-five million dollars ($25,000,000) in the aggregate, and (ii) the remaining warrant shares purchasable under the warrant shall vest and become exercisable by the holder when the Company has earned a trailing twelve month net revenue amount from the specified customers equal to or greater than fifty million dollars ($50,000,000) in the aggregate; provided, however, that if an acquisition transaction occurs prior to April 2, 2016 that values the Company at an amount equal to two hundred million dollars ($200,000,000) or more, 100% of the warrant shares purchasable under the warrant shall immediately vest and become exercisable by the holder. In conjunction with the merger, the warrants were re-issued to permit the holder to purchase 676,170 shares of common stock at an exercise price of $0.01 per share, subject to the preceding vesting conditions. The fair value of the warrants will be expensed based on vesting or probable vesting of such warrants.

The following summarizes the Company’s warrant activity for the period ended June 30, 2015:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Warrants	Price	(in Years)
Outstanding as of December 31, 2014	4,508,213	$1.23	4.52
Granted	6,785,278	1.47	5.00
Exercised	(2,044,194)	0.01	4.35
Canceled/Forfeited	-	-	-
Outstanding as of June 30, 2015	9,249,297	$1.50	4.59
Exercisable as of June 30, 2015	8,573,127	$1.50	4.59

The following summarizes the Company’s outstanding warrants as of June 30, 2015:

Number
of
Warrants
Class A Warrants	8,183,446
Class C Warrants	331,861
Other Warrants	733,990
Outstanding as of June 30, 2015	9,249,297

Note 19 - Income Taxes

The Company’s income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items and the change in the deferred tax asset valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

From January 1, 2014 through June 30, 2015, Holding was treated as a corporation for tax purposes, and its deferred tax assets were fully reserved by a valuation allowance. PFGB also had deferred tax assets which were fully reserved by a valuation allowance, and will likely be subject to loss limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of June 30, 2015 and December 31, 2014.

Note 20 – Subsequent Events

Securities Purchase Agreement

On June 30, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which the Company sold an aggregate of $4,480,000 in principal amount of an 8% original issue discount senior secured convertible debenture, dated July 1, 2015 (the “Debenture”), for an aggregate purchase price of $4,000,000 to the Investor. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor a warrant, dated July 1, 2015 (the “SPA Warrant”), to purchase an aggregate of 2,240,000 shares of Common Stock (subject to adjustment).

The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017 (each, a “Periodic Redemption Date”). Accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016. Amounts of principal and accrued interest under the Debenture is convertible at the option of the Investor at any time into shares of Common Stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by PFOG (i) in a registered offering of Common Stock or securities convertible into or exchangeable for shares of Common Stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of Common Stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the Effective Date, the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of the Debenture. Pursuant to the terms of the Debenture, the Company has agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

The SPA Warrant is exercisable for a period of five years from the Effective Date, at an initial exercise price (the “Exercise Price”) of $2.40 per share. In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of Common Stock issuable under the SPA Warrant would be increased such that the aggregate Exercise Price payable under the SPA Warrant, after taking into account the decrease in the Exercise Price, would be equal to the aggregate Exercise Price prior to such adjustment. If at any time after the six month anniversary of the Effective Date there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of Common Stock underlying the SPA Warrant, then the SPA Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

The Company’s obligations under the Debenture are secured by a lien on all of the Company’s assets, including a pledge of the securities of the Company’s subsidiaries, pursuant to the terms of a Security Agreement (the “Security Agreement”) entered into as of the Effective Date between the Company and the Investor.

Pursuant to the terms of the Securities Purchase Agreement, the Investor received a right of first refusal to purchase up to 100% of the securities offered by the Company in future private placement offerings through the first anniversary of the Effective Date. In addition, from the Effective Date until the 12-month anniversary of the date the Common Stock is listed on Nasdaq or NYSE MKT, the Investor may, in its sole determination, elect to purchase, in one or more purchases, additional debentures with an aggregate subscription amount of up to $4,000,000, and SPA Warrants to purchase that number of shares of Common Stock equal to the original principal amount of such additional debentures divided by $2.00. Subject to certain exceptions, the Company agreed (i) for a period of 180 days following the Effective Date, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exchangeable for shares of Common Stock, and (ii) until such time as the Debenture and SPA Warrant are no longer outstanding, not to issue any shares of Common Stock or any securities convertible into or exchangeable for shares of Common Stock at an effective per share purchase price of less than $2.40 (subject to adjustment for stock splits and the like), provided that after the time that the Debenture is no longer outstanding, the Company may receive a waiver from such restriction by paying the Investor an amount in cash equal to 15% of the purchase price paid by the Investor for the Debenture. If at any time during the period beginning on the six-month anniversary of the Effective Date and ending at such time as all of the shares of Common Stock underlying the Debenture and the SPA Warrant (collectively, the “Securities”) can be sold without restriction or limitation pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), if the Company either (i) shall fail for any reason to satisfy the current public information requirements contained in Rule 144 or (ii) has ever been, or becomes in the future, an issuer described in section (i)(1)(i) of Rule 144, then the Company shall be obligated to pay to the Investor an amount in cash, as liquidated damages and not as a penalty, equal to 2% of the purchase price paid by the Investor for the Debenture per month until the applicable event giving right to such payments is cured (or the Investor is nonetheless able to transfer its Securities pursuant to Rule 144).

Also on the Effective Date, pursuant to the terms of the Securities Purchase Agreement, the Investor entered into a lock-up agreement (the “Investor Lock-Up Agreement”), pursuant to which it agreed, subject to certain exceptions and conditions, not to sell any of the Securities for a period commencing on the Effective Date and ending on the earlier of (i) the first anniversary of the Effective Date, (ii) the date on which the Company notifies the Investor of its intention to redeem some or all of the outstanding principal amount of the Debenture pursuant to the terms thereof or (iii) a trading day on or after the nine month anniversary of the Effective Date on which either: (x) the aggregate dollar trading volume of the Common Stock since the Effective Date equals or exceeds $10,000,000 (provided that since the Effective Date, the closing bid price of the Common Stock has been equal to or exceeded $4.00 for a period of 30 consecutive trading days) or (y) the closing bid price of the Common Stock equals or exceeds $8.00 for a period of 30 consecutive trading days.

Conversion of Debt into Common Stock

Subsequent to June 30, 2015, noteholders elected to convert approximately $3,054,000 of principal and accrued interest into approximately 1,908,800 shares of Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those set forth under “Risk Factors” and elsewhere in this Report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

Headquartered in Irving, Texas, we provide eyewear and prescription lenses to eye care professionals and prescription laboratories. We have developed proprietary cloud based software and electronic devices to streamline logistics and reduce costs for our customers. Additionally, we offer a high-resolution polycarbonate lens that we believe has lower distortion than competing lenses. We believe that the combination of high quality lenses at low price points combined with our proprietary software and electronic devices enable independent eye care professionals to compete more effectively with large retail chains in the eyewear industry. Further, we believe that our low price points enable us to participate in the United States Medicaid and Medicare programs, as well as insurance programs mandated by the Patient Protection and Affordable Care Act (“PPACA”) which requires pediatric vision coverage.

Recent Developments Affecting Our Results

Business Acquisitions

On June 30, 2015, the Company completed the acquisition of PFO Global, Inc. ("PGO Global"), which has a global utility patent portfolio with claims covering certain features of intelligent eyewear. The acquisition of PFO Global has been accounted for as a business combination as of June 30, 2015.

Debt Financing

In conjunction with the acquisition of PFO Global, we sold an aggregate of approximately $4.5 million in principal amount of an 8% original issue discount senior secured convertible debenture on July 1, 2015. For further details on the senior secured convertible debenture, refer to Note 20 of the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For information regarding our critical accounting policies and estimates, please refer to Note 1 to our condensed consolidated financial statements contained in this Report.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014	% Change
Net sales	$684,889	$716,723	(4.4%)
Cost of sales	495,359	522,335	(5.2%)
Gross profit	189,530	194,388	(2.5%)
	28%	27%
Operating expenses, depreciation and amortization	1,893,469	1,390,536	36.2%
Operating loss	(1,703,939)	(1,196,148)	42.5%
Other (income) / expense	2,864,569	180,078	1,490.7%
Net loss	(4,568,508)	(1,376,226)	232.0%

Net sales. Net sales was $0.7 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. The 4.4% decrease is due primarily to a reduction in sales of lenses.

Cost of Sales. Cost of sales was $0.5 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. The 5.2% decrease is due primarily to a reduction in volume of lenses.

Gross Profit. Gross profit was $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. The 2.5% decrease is due primarily to a reduction in sales of lenses.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $1.9 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively. This increase is due primarily to a $0.4 million increase in personnel costs related to an increase in the number of employees and a $0.1 million increase in legal and professional costs primarily related to merger transaction costs. These changes are illustrated in the table below.

	Three Months Ended June 30,
	2015	2014	% Change
Personnel costs	$1,013,926	$635,641	59.5%
General and administrative	319,056	364,101	(12.4%)
Legal and professional	381,295	244,300	56.1%
Sales and marketing	30,264	35,157	(13.9%)
Depreciation and amortization	51,452	84,557	(39.2%)
Bad debt expense	97,476	26,780	264.0%
Total operating expenses	1,893,469	1,390,536	36.2%

Other (Income) Expense. Other Expense was $2.9 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. This increase is due primarily to a $1.0 million increase in amortization of debt discount and debt issuance costs, a $0.8 million increase in the change in the fair value of derivative instruments, a $0.6 million increase in loss on extinguishment of debt and a $0.2 million write off of prepaid IPO costs.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014	% Change
Net sales	$1,450,680	$1,551,519	(6.5%)
Cost of sales	1,022,277	1,179,012	(13.3%)
Gross profit	428,403	372,507	15.0%
	30%	24%
Operating expenses, depreciation and amortization	4,048,957	3,102,066	30.5%
Operating loss	(3,620,554)	(2,729,559)	32.6%
Other (income) / expense	3,511,888	316,728	1,008.8%
Net loss	(7,132,442)	(3,046,287)	134.1%

Net sales. Net sales was $1.5 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. This decrease is due primarily to a reduction in sales of lenses.

Cost of Sales. Cost of sales was $1.0 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. This decrease is due primarily to a reduction in volume of lenses.

Gross Profit. Gross profit was $0.4 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. The slight increase is due primarily to improvement of the gross profit percentage related to product mix.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $4.0 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. This increase is due primarily to a $0.6 million increase in personnel costs related to an increase in the number of employees, a $0.2 million increase in legal and professional costs primarily related to merger transaction costs and a $0.2 million increase in general and administrative expenses primarily related to penalties and fees for late payments of payroll taxes and other obligations and increased rent, travel and other operating expenses. These changes are illustrated in the table below.

	Six Months Ended June 30,
	2015	2014	% Change
Personnel costs	$2,117,320	$1,498,435	41.3%
General and administrative	950,021	713,279	33.2%
Legal and professional	579,499	410,405	41.2%
Sales and marketing	182,989	231,325	(20.9%)
Depreciation and amortization	119,608	162,177	(26.2%)
Bad debt expense	99,520	86,445	15.1%
Total operating expenses	4,048,957	3,102,066	30.5%

Other (Income) Expense. Other Expense was $3.5 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. This increase is due primarily to a $2.2 million increase in amortization of debt discount and debt issuance costs, a $0.6 million increase in loss on extinguishment of debt, a $0.5 million increase in interest expense related to additional debt and a $0.2 million write off of prepaid IPO costs partially offset by other income of $0.3 million.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents	$8,851	$381,798

Net cash used in operating activities	(2,104,150)	(2,694,546)
Net cash used in investing activities	(41,216)	(208,920)
Net cash provided by financing activities	2,078,681	3,192,685
Net increase (decrease) in cash and cash equivalents	(66,685)	289,219

Since our inception, we have financed our operations primarily through cash generated from our operations, private placements of our equity and borrowings under various debt instruments. For the six months ended June 30, 2015, we used $2.1 million in operating cash flows and ended the period with $9 thousand of cash and cash equivalents.

We believe that our ability to raise additional capital will be sufficient to meet our anticipated cash needs for at least the next 12 months, but we may not be able to raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital, our business, operating results, and financial condition would be materially adversely affected. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For information regarding the Company’s ability to continue as a going concern, please refer to Note 2 to our condensed consolidated financial statements contained in this Report.

Operating Activities

For the six months ended June 30, 2015, operating activities used $2.1 million in cash as a result of a net loss of $7.1 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $2.2 million, loss on extinguishment of debt of $0.6 million, shares issued in exchange for services of $0.2 million, a $0.2 million write off of prepaid IPO costs, accrual of interest due to related parties of $0.1 million, depreciation and amortization of $0.1 million and provision for doubtful accounts of $0.1 million. This net cash use was partially offset by an increase in operating cash generated by changes in other operating assets and liabilities of $1.4 million.

For the six months ended June 30, 2014, operating activities used $2.7 million in cash as a result of a net loss of $3.0 million, adjusted by non-cash items such as depreciation and amortization of $0.2 million, accrual of interest due to related parties of $0.1 million, and provision for doubtful accounts of $0.1 million.

Investing Activities

For the six months ended June 30, 2015, we used $41 thousand of cash for the purchase of business software, servers, network, lab and production equipment.

For the six months ended June 30, 2014, we used $209 thousand of cash for the purchase of business software, servers, network, lab and production equipment.

Financing Activities

Our financing activities for the six months ended June 30, 2015 resulted in net cash of $2.1 million related to net proceeds of $2.2 million from issuance of various notes payable, partially offset by $0.1 million in loan repayments.

Our financing activities for the six months ended June 30, 2014 resulted in net cash of $3.2 million related to net proceeds of $3.3 million from issuance of various notes payable, partially offset by $0.1 million of loan payments.

Debt Obligations

As of June 30, 2015, the principal amount due under the Company’s promissory notes was $6.9 million. For information regarding such notes, please refer to Note 9 to our condensed consolidated financial statements contained in this Report. The following table provides information regarding annual required repayments under the promissory notes, as of June 30, 2015:

2015 remaining	$400,000
2016	125,000
2017	3,208,750
2018	3,208,750
$6,942,500

As of June 30, 2015, the principal amount due under the Company’s related party notes was $4.6 million. For information regarding such notes, please refer to Note 11 to our condensed consolidated financial statements contained in this Report. The following table provides information regarding annual required repayments under the related party notes as of June 30, 2015:

2015 remaining	$-
2016	-
2017	2,291,166
2018	2,291,165
$4,582,331

As of June 30, 2015, the amount outstanding under the Company’s royalty obligation agreement was $1.75 million. For information regarding such notes, please refer to Note 10 to our condensed consolidated financial statements contained in this Report.

In conjunction with the acquisition of PFO Global, Inc., we sold an aggregate of approximately $4.5 million in principal amount of an 8% original issue discount senior secured convertible debenture on July 1, 2015. For further details on the senior secured convertible debenture, refer to Note 20 to our condensed consolidated financial statements contained in this Report.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision of and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”).

Based on our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our evaluation excluded PFO Global, Inc. which was acquired on June 30, 2015. At June 30, 2015, PFO Global, Inc. had approximately $4 million of total assets, primarily goodwill. For the six months ended June 30, 2015, the Company's consolidated statement of operations included no revenue associated with PFO Global, Inc. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II

Item 1.      Legal Proceedings

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, except as described below we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

VSP Labs, Inc.

On April 20, 2012, the Company sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) for $6,000,000 payable in bi-annual installments of $1,000,000 through October 15, 2014 net of credits and incentives as defined in the TTDA. In accordance with the TTDA, the Company was required to perform additional production and customization of the software technology over the agreement term.

On October 25, 2013, VSP filed a lawsuit against the Company in the Superior Court of California, County of Sacramento – Unlimited Civil Division. The lawsuit alleges, among other things, that the Company has failed to provide certain services under the TTDA between the parties which allegedly triggered the right of VSP to perform such services on its own or to engage third parties to render such services. The lawsuit seeks declaratory relief to establish that VSP was entitled to perform the services that the Company allegedly failed to perform and also seeks to establish that VSP is entitled to deduct the fees and expenses associated with the performance of such services from the payments that VSP is otherwise required to make under the terms of the TTDA, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. On December 23, 2014, the Company filed a cross complaint against VSP seeking damages based on breach of contract and unfair business practices. The Company plans to vigorously protest VSP’s claim and continue to pursue the uncollected portions under the TTDA as well as damages under its cross complaint. The Company is unable to express an opinion as to the likely outcome of this claim. An unfavorable outcome could have a materially adverse effect on the Company’s financial position and results of operations.

Denton-Harvest

Rudolf Suter, the Company’s Chief Executive Officer, is the defendant in a civil action in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiffs, Peter Denton and Harvest Investors, L.P., have filed garnishments related to payments from the Company to Mr. Suter on several occasions. The plaintiffs have also filed a garnishment suit against the Company seeking collection of deferred funds of approximately $113,000 in wages and approximately $47,000 in reimbursements. Trial is scheduled in September 2015. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim.

In a separate suit, the plaintiffs also allege fraudulent conveyances of funds from Mr. Suter to his wife through a “conspiracy” with the Company. Plaintiffs seek approximately $400,000 plus fees and costs from the Company. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim.

Item 1A.   Risk Factors

The report of our independent registered public accounting firm on our 2014 consolidated financial statements contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

As a result of our recurring net losses, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2014, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationship on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

We have a history of annual net losses which may continue and which may negatively affect our ability to achieve our business objectives.

For the six months ended June 30, 2015, we had revenue of $1.5 million and a net loss of $7.1 million. At June 30, 2015, we had a stockholders’ deficit of $16.1 million. For the year ended December 31, 2014, we had revenue of $2.6 million and a net loss of $8.5 million. At December 31, 2014, we had a stockholders’ deficit of $14.2 million.

There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve, or our operating expenses exceed our expectations, our operating results will suffer. If we are unable to sell our products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products and services from which we can derive additional revenues, our financial results will suffer.

We are dependent on a limited number of suppliers which subjects our business and results of operations to risks of supplier business interruptions.

We currently purchase significant amounts of several key products and product components from a limited number of suppliers and anticipate that we will do so for future products as well. Any delays in delivery of or shortages in those or other products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. Due to certain business considerations, we may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products.

If our independent contract manufacturers fail to timely deliver to us sufficient quantities of some of our products and components in a timely manner, our operations may be harmed.

Our reliance on independent contract manufacturers to manufacture most of our products and components involves several risks, including:

•	inadequate capacity of the manufacturer’s facilities;

•	interruptions in access to certain process technologies; and

•	reduced control over product availability, quality, delivery schedules, manufacturing yields and costs.

Shortages of raw materials, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business. We do not have supply agreements with all of our current contract manufacturers and we often utilize individual purchase orders, which are subject to acceptance by the supplier. Failure to accept purchase orders could result in an inability to obtain adequate supply of our product or components in a timely manner or on commercially reasonable terms. An unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver our products while we identify and qualify a replacement manufacturer, which delays could negatively impact our revenues.

We may be unable to successfully implement our business plan or accurately predict our future operating expenses, which could cause us to experience cash shortfalls in future periods.

In order to substantially grow our business, we will likely require additional funding. There can be no assurance that we will be able to raise any additionally needed funds on acceptable terms or at all. The procurement of any such additional financing may result in the dilution of your ownership interest in us. Furthermore, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development of a new business. Some of the specific risks associated with our business include our:

•	need to manage our expanding operations;

•	continuing need to raise additional capital; and

•	dependence upon and need to hire key personnel.

To address these risks, we must, among other things, respond to our competitors, attract, retain and motivate qualified personnel, and market and sell our lenses, eyewear and related products to eye care providers. We cannot guarantee that we will be successful in addressing any or all of these risks and the other risks described herein, or that we will generate significant revenues or achieve or sustain significant profitability. The failure to address one or more of these risks and successfully implement our strategy could have a material adverse effect on our financial condition or results of operations.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate deficiencies noted by our management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

We may not be able to generate sufficient cash to service our indebtedness.

As of June 30, 2015, we owed an aggregate principal amount of approximately $13.3 million pursuant to various debt and finance agreements. Further, we sold an aggregate of approximately $4.5 million in principal amount of an 8% original issue discount senior secured convertible debenture on July 1, 2015. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the debt and finance agreements, we may be required to repay any outstanding amounts earlier than anticipated.

We may be unsuccessful in managing our growth, which could prevent us from becoming profitable.

We are planning for significant growth in the foreseeable future, although such growth may not be realized. If we are successful in developing our business plan, our anticipated future growth may place a significant strain on our managerial, financial, human and operational resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. Part of our business strategy may be to acquire assets that will complement our existing business. We are unable to predict whether or when any such acquisitions will be completed. If we proceed with any such transaction, we may not effectively integrate the acquired assets into our existing operations. We also may seek to finance any such acquisition by debt financings or issuances of equity securities, and such financing may not be available on acceptable terms, if at all.

If we are unable to solve development challenges as they arise, our future prospects may be materially adversely affected.

We may experience delays or be unable to develop the processes, systems and technologies we utilize in our business. Our success will depend largely upon our ability to monitor rapidly emerging or changing technologies; a converging industry; and changing and emerging needs of existing and new customers. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product or service is inherently risky and costly. Unless we are able to verify and/or commercialize some or all of our technology, our future prospects, business and results of operations will be materially adversely affected.

If we cannot meet international product standards, we will be unable to distribute our products outside of the United States, which could cause our business to suffer.

Distribution of our products in countries other than the United States may be subject to regulation in those countries. Failure to satisfy these regulations would impact our ability to sell our products in these countries and could cause our business to suffer.

We are a developmental stage enterprise competing against large, well-established companies that are fiercely competitive. We may not be able to compete effectively.

We are a developmental stage company operating in a market currently dominated by much larger companies including Essilor, Hoya, Zeiss and Luxottica. The size and financial strength of these competitors may enable them to offer incentives such as large scale free demonstrations that our company may not be able to offer. In addition, these large corporations have the ability to spend significantly more on research and development and may develop a technology superior to that employed by our company. In addition, these corporations have large, established sales forces that are highly-experienced in fending off competing, superior technologies. This is especially true in the optical and eyewear industry, which is very risk averse and where long-standing trusted supplier relationships are common.

In order to effectively compete, we believe that we will need to successfully market our products and services and to anticipate and respond to various competitive factors affecting the relevant markets, such as the introduction of new products and services by our competitors, implementation of pricing strategies adopted by our competitors and changes in fee schedules, or other actions or pressures reducing payment schedules as a result of increased or additional competition, as well as general economic, political and social conditions. If we are unable to effectively compete, it could result in price reductions, lower revenues, under-utilization of the products and services we anticipate providing, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

If we fail to develop or market new products and adequately commercialize our existing products in development, we could lose market share to our competitors and our results of operations could suffer.

The market for our eyewear technology and products is characterized by rapid technological change, new product introductions, technological improvements, changes in medical requirements and evolving industry standards. To be successful, we must continue to develop and commercialize new products and to enhance versions of our existing products. Our products are technologically complex and require significant research, planning, design, development and testing before they may be marketed. This process can take a significant amount of time. In addition, product life cycles may be relatively short because competitors continually seek to develop more effective and less expensive versions of existing products in response to market demand. Our success in developing and commercializing new and enhanced versions of our products is affected by our ability to:

•	recruit engineers;

•	timely and accurately identify new market trends;

•	accurately assess customer needs;

•	adopt competitive pricing;

•	timely manufacture and deliver products;

•	accurately predict and control costs associated with the development, manufacturing and support of our products; and

•	anticipate and compete effectively with our competitors’ efforts.

Market acceptance of our eyewear and related products depends in part on our ability to demonstrate that our products are more efficient, meet performance requirements, are cost-effective and easier to use, as well as offer technological advantages. Additionally, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new products or new versions of our existing products. As a result of such difficulties and delays, our development expenses may increase and, as a consequence, our results of operations could suffer.

Our lengthy sales cycle may increase our exposure to customer cancellations and other risks.

Our product sales cycle has been and is expected to continue to be lengthy and variable. We generally need to educate our potential customers about the use and benefits of our products, which can require the investment of significant time and resources. This lengthy sales cycle creates risks related to customer decisions to cancel or change product plans, which could result in the loss of anticipated sales. We may incur significant research and development, selling and general and administrative expenses as part of this process before we can generate the related revenues from any such customer.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality in the design, manufacture and marketing of our products could adversely affect the results of our operations and adversely impact our reputation.

Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our products. In some circumstances, such adverse events could also cause delays in new product approvals.

Personal injuries relating to the use of our products can also result in product liability claims being brought against us. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. Our insurance coverage may not be adequate to cover all or any part of the claims asserted against us. A successful claim brought against us that is in excess of, or excluded from, our insurance coverage could have a material adverse effect on our business and results of operations. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business.

Our business has certain risk factors that differ from the core optical lens businesses operated by our competitors, including an unproven business model, and may produce operational results that are less than anticipated and result in lost market share to our competitors.

We have an unproven business model and operate in the new and largely untested market for cross-border optical hardware manufacturing and distribution services. As such, we are subject to all of the business risks and uncertainties associated with any new business enterprise and may not be able to operate successfully. We have generated losses since inception. We anticipate that we will continue to generate losses for the foreseeable future and may need additional funding to support the development of our business model. Although we believe that there will be demand for our services, no assurances can be made that we will ever generate positive cash flows or that we will produce the results anticipated at the effective date of this prospectus or ever.

Our future success and profitability depends on the continued services of members of our management and our ability to hire additional skilled personnel, as necessary.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at our laboratories and research centers could adversely affect our business. Our success is dependent in part on the efforts of key members of our management team, including Rudolf Suter, our President and Chief Executive Officer. Our future success also depends on our continuing ability to attract, hire, efficiently train, and retain skilled research professionals, marketing personnel, as well as other qualified technical and managerial personnel. In the future, if competition for the services of these professionals increases, we may not be able to continue to attract and retain individuals in our market. Furthermore, if we had to replace either Mr. Suter or any of our key employees, we would not be able to replace the significant amount of knowledge that such individual has about our operations or products. In addition, we would be forced to expend significant time and money in the pursuit of replacements, which would result in both a delay in the implementation of our business plan and the diversion of working capital. Our net revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with us or become unable or unwilling to continue their employment.

Our company and our management team have exposure for potential litigation that may have an impact on our financial performance.

We have exposure for potential litigation that may have an impact on our financial performance and we make no assurances regarding any potential incidences or outcomes of any liability lawsuits and litigation. We have no assurance that any indemnification or insurance we have available to us will be adequate to fully protect our interests.

Our company and a member of our management team have been the subject of litigation, which could adversely affect our business.

We could be adversely affected by future legal actions that could subject us to prolonged litigation that could adversely affect our business, results of operations and financial condition. In addition, litigation matters confronting members of the management team could adversely affect our human resources. See “Legal Proceedings” for additional information.

Our resources may not be sufficient to manage our expected growth; failure to manage our potential growth properly would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing, and sales staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. If we are unable to manage growth effectively, such as if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to stockholders, restrict our operations or adversely affect our ability to operate our business.

We will need to raise additional funds through debt or equity financing or through other means. We may be unable to obtain additional financing on favorable terms, or at all, and any additional financings could result in additional dilution to our then existing stockholders or restrict our operations or adversely affect our ability to operate our business. If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan, which will have a material adverse effect on our business, financial condition and results of operations. If we are not able to meet our business objectives, our equity value will decrease and investors may lose some or all of their investment. If we raise funds by issuing equity securities, the percentage ownership of our then stockholders will be reduced. If we raise funds by issuing debt, the ability of our stockholders to receive earnings or distributions may be adversely affected and we may be subject to additional covenants and restrictions.

Risks Related to Our Industry

We face the risk of product liability or other claims and may not be able to obtain sufficient insurance coverage, if at all, to cover such claims.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of any product. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death. Claims may be made by patients, consumers or healthcare providers. Although we have product liability insurance that we believe is appropriate for our current level of operations, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant financial and other liabilities, which may materially harm our business. A product liability claim, product recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, operating results and prospects. We may be subject to claims even if the apparent injury is due to the actions of others. For example, we rely on the expertise of eye doctors such as optometrists, ophthalmologists and opticians, nurses and other associated medical personnel in connection with manufacturing our products. Injuries that are caused by the activities of our suppliers may also be the basis for a claim against us. These liabilities could prevent, delay or otherwise adversely interfere with our product commercialization efforts, as well as result in judgments, fines, damages and other financial liabilities to us which would have a material adverse effects on our business, operating results and prospects. Defending a suit, regardless of merit, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market. In addition to adversely impacting our business and prospects, such adverse publicity could materially adversely affect the value of our stock.

Our business, and that of physicians using our products, is subject to significant governmental healthcare regulation and noncompliance with such regulations, or substantial changes in these regulations, could cause our financial condition to suffer.

The healthcare industry is heavily regulated and changes in laws and regulations can be significant. Both us and the physicians who use our products must maintain and safeguard the confidentiality of all patient records, charts and other information generated in connection with the professional medical services provided by such physician, in accordance with federal and state confidentiality laws and regulations, the Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated thereunder. In addition, the development, marketing and use of our products is subject to various federal and state regulations, including laws and regulations prohibiting the practice of medicine by non-physicians, prohibitions concerning the kickback, rebate or division of fees between physicians and non-physicians, the manner in which a prospective user of our products may be solicited, the receipt or offering of remuneration as an inducement to refer patients, and self-referral for any person in connection with the furnishings of goods, services or supplies prescribed for medical diagnosis, care or treatment. Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided little clarification. Moreover, state and local laws vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately interpret applicable law, and some of our activities could be challenged. Any failure to comply with applicable regulations can result in substantial civil and criminal penalties. Non-compliance by us could have a material adverse effect on the financial condition of the Company and could result in the cessation of our business.

In addition, the regulatory environment in which we and physicians using our products operate may change significantly in the future. Numerous legislative proposals have been introduced in Congress and in various state legislatures over the past several years that could cause major reforms of the United States healthcare system, inclusive of both state and federal systems. We cannot predict whether any of these proposals will be adopted or the full extent of how they might affect our business. New or revised legislation could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, and could face substantial penalties if we are unable to fully comply with such laws.

Healthcare regulation by federal and state governments could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

•	the federal Anti-Kickback Law, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

•	federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information; and

•	state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our past or present operations, or those of our independent sales agents and distributors, are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Risks Related to Our Intellectual Property

If we are unable to maintain intellectual property protection or if we infringe on the intellectual property of others, our competitive position could be harmed.

Our ability to protect our proprietary discoveries and technologies affects our ability to compete and to achieve sustained profitability. Currently, we rely on a combination of U.S. patent applications, confidentiality or non-disclosure agreements, licenses, work-for-hire agreements and invention assignment agreements and other methods to protect our intellectual property rights. We also maintain certain company know-how, trade secrets and technological innovations designed to provide us with a competitive advantage in the market place. Currently, we have eight pending U.S. patent applications and two pending international patent applications relating to various aspects of our business. While we may pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. The expiration of patents upon which we may rely for protection of key products could also diminish our competitive advantage and adversely affect our business and our prospects. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our pending patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection. We may not be able to properly execute our business plan if we do not obtain adequate protection of our intellectual property.

Companies in the prescription eyewear industry typically obtain patents and frequently engage in substantial intellectual property litigation. Patent prosecution, related proceedings, and litigation in the United States and in other countries may be expensive, time consuming and ultimately unsuccessful. In addition, our products and technologies could infringe on the rights of others. If a third party successfully asserts a claim for infringement against us, we may be liable for substantial damages, be unable to sell products using that technology, or have to seek a license or redesign the related product. These alternatives may be uneconomical or impossible. Intellectual property litigation could be costly, result in product development delays and divert the efforts and attention of management from our business.

While we do not believe that our products and technologies infringe on any existing patents or intellectual property rights of third parties, there can be no assurance that such infringement has not occurred or will not occur. The costs of defending an intellectual property claim could be substantial and could adversely affect our business, even if we were ultimately successful in defending any such claims. If our products or technologies were found to infringe the rights of a third party, we would be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.

We may not be able to secure all rights to our intellectual property.

We are relying on a combination of any applicable U.S. patent, trade secret, trademark and copyright laws, as well as employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies both in the United States and abroad. There can be no assurance, however, that these measures will provide meaningful protection of our technology, trade secrets, know-how, or other intellectual property in the event of any unauthorized use, misappropriation, or disclosure. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology we develop or have developed without violating our intellectual property rights. In addition, there can be no assurance our intellectual property rights will be held to be valid, will not be successfully challenged or will otherwise be of value.

Our pending patent applications or any future patent applications may not be approved or may be successfully challenged by others or invalidated through administrative processes or litigation. If our applications are not approved, we may not be able to enter into arrangements to allow us to continue to use our technology on commercially reasonable terms.

Obtaining and maintaining a patent portfolio entails significant expense and resources. Part of the expense includes periodic maintenance fees, renewal fees, annuity fees, various other governmental fees on patents and/or patent applications due in several stages over the lifetime of patents and/or applications, as well as the cost associated with complying with numerous procedural steps during the patent application process. We may or may not choose to pursue or maintain protection for particular inventions. In addition, there are situations in which failure to make certain payments or noncompliance with certain requirements in the patent process can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we choose to forgo patent protection or allow a patent application or patent to lapse purposefully or inadvertently, our competitive position could suffer.

We depend on patents and other means to protect our intellectual property which may not be adequate.

The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The coverage we seek in our patent applications can either be denied or significantly reduced before or after a patent is issued. Consequently, we cannot be sure that any particular patent we apply for will be issued, that the scope of the patent protection will exclude our competitors, that interference proceedings regarding any of our patent applications will not be filed, or that a patent will provide any other competitive advantage to us. In addition, we cannot be sure that any of our patents will be held valid if challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

Because patent applications are secret until published 18 months after the filing date of the earliest application to which each claims priority and the publication of discoveries in the scientific or patent literature lags behind actual discoveries, we cannot be certain if our patent application was the first application filed covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than we do, could seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of our competitors’ proprietary rights. These proceedings can be costly, result in product development delays, and divert our management’s attention from our business.

Even if we have or obtain patents covering our products and technologies, we may still be barred from making, using and selling our products or technologies because of the patent rights of others. Others may have filed patent applications covering products or technologies that are similar or identical to ours and, in the future, may file applications that issue as patents and our products or technologies read on claims of those patents. There are many issued U.S. and foreign patents relating to prescription eyewear. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the prescription eyewear field. These could materially affect our ability to develop our products and technologies. Because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our products and technologies may infringe. These patent applications may have priority over patent applications filed by us.

Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time. In addition, these legal actions could be unsuccessful and could also result in the invalidation of our patents or a finding that they are unenforceable. We may or may not choose to pursue litigation or other actions against those that have infringed on our patents, or used them without authorization, due to the associated expense and time commitment of monitoring these activities. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.

We may also rely upon unpatented proprietary technology, and we cannot assure you that others will not independently develop substantially equivalent technology or otherwise gain access to or disclose our proprietary technology. We may not be able to meaningfully protect our rights in this proprietary technology, which would reduce our ability to compete in the market.

We will need to operate without infringing the proprietary rights of others.

Although we do not believe that our activities infringe the intellectual property rights of others, we cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would materially and adversely affect our ability to commercialize our products. We may be sued for infringing or misappropriating the patent or other intellectual property rights of others. Intellectual property litigation is costly and, even if we prevail, the cost of this litigation could negatively affect our business. If we do not prevail in litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license requiring us to make royalty payments. Any license we are required to obtain may not be available to us on commercially acceptable terms, if at all. In addition, any license we are required to obtain may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of our technologies or distribute our products.

Although we have confidentiality agreements in place with our employees, these agreements may not adequately prevent disclosure of proprietary information.

Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of their employment or consulting arrangement with us. These agreements generally require that all confidential information developed by an individual or to which the individual is exposed during the course of his or her relationship with us must be kept confidential even after the individual has left our employment. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot be sure that these agreements will provide meaningful protection of our proprietary and other confidential information. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees or consultants have prior employment or consulting relationships. We may be forced to engage in costly and time-consuming litigation to determine the scope of and to enforce our proprietary rights. Even if successful, any litigation could divert our management’s attention from our business.

Developments in patent law could have a negative impact on our business.

From time to time, the United States Supreme Court, the U.S. Court of Appeals for the Federal Circuit, other federal courts, the United States Congress or the USPTO may change the standards of patentability and any such changes could have a negative impact on our business.

In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These changes include a transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged, and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have greater resources to devote to patent application filing and prosecution. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the America Invents Act, and, in particular, the first-to-file provisions, became effective on March 16, 2013. Substantive changes to patent law associated with the America Invents Act may affect our ability to obtain patents, and if obtained, to enforce or defend them. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend any patents that may issue from our patent applications, all of which could have a material adverse effect on our business.

Risks Related to Our Securities

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is restricted by our current debt agreements and may be prohibited or limited by the terms of our current and future debt financing arrangements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price, which may never occur.

An active trading market for our securities may not develop and we expect that our stock price will be volatile and could decline, resulting in a substantial loss in your investment.

Prior to merging with PFO Global, Inc. on June 30, 2015, there has not been a public market for our securities. An active trading market for our securities may never develop or if it develops it may not be sustained, which could affect your ability to sell your securities and could depress the market price of your securities. The current stock price does not necessarily indicate the current value of the securities and should not be regarded as an indicator of any future market performance or value thereof.

In addition, the stock market can be highly volatile. As a result, the market price of our securities can be similarly volatile, and investors in our securities may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of other medical technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

•	any major change in our board of directors or management;

•	future sales of shares of our common stock by us or our stockholders;

•	changes in the general economy and in the local economies in which we operate;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock will be listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many medical technology companies. Stock prices of many similar companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business and adversely affect our business, results of operations, financial condition and cash flows.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Our shares trade on the Over-the-Counter Bulletin Board (“OTCBB”) maintained by OTC Markets, Inc.; trading in our securities will be subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”) and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

The exercise and sale of shares of our common stock issuable pursuant to our stock options and warrants may adversely affect the market price of our common stock.

As of June 30, 2015, we have outstanding under our 2015 Stock Option Plan, stock options to purchase an aggregate of 75,130 shares of common stock at a weighted average exercise price of $3.33 per share and outstanding warrants to purchase 9,249,297 shares of common stock at a weighted average exercise price of $1.50 per share. The exercise of the stock options and warrants and the sale of shares of our common stock issuable pursuant to them would reduce a stockholder’s percentage voting and ownership interest.

The stock options and warrants are likely to be exercised when shares of our common stock are trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for shares of our common stock than we will receive under such stock options and warrants. The exercise, or potential exercise, of these stock options and warrants could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” until the last day of the fiscal year following the five-year anniversary of the completion of this offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of a fiscal year prior to the five-year anniversary, we would cease to be an “emerging growth company” as of the following December 31.

We have provisions in our certificate of incorporation that substantially limits the personal liability of members of our board of directors for violations of their fiduciary duty of care as a director and that allow us to indemnify our officers, directors, employees and third parties subject to the discretion of our board of directors.

Certain provisions in our certificate of incorporation could make it very difficult for you to bring any legal actions against our directors for such violations or could require us to pay any amounts incurred by our directors in any such actions. Pursuant to our certificate of incorporation and by-laws, members of our board of directors will have no liability for violations of their fiduciary duty of care as a director, except in limited circumstances. This means that you may be unable to prevail in a legal action against our directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation and by-laws allows us to indemnify our directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our officers, directors, employees or certain third parties, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

As a public company we will incur additional cost and face increased demands on our management and key employees.

We have never operated as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the exchange where we propose to trade our securities, impose various requirements on public companies. Our management and other personnel will devote substantial amounts of time to these requirements. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” We expect these requirements to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. If our profitability is harmed by these additional costs, it could have a negative effect on the trading price of our common stock.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. The measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults upon Securities

None

Item 4.      Mine Safety Disclosure

None

Item 5.      Other Information

None

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFO GLOBAL, INC.

By:	/s/ Rudolf Suter
Rudolf Suter
President and Chief Executive Officer

By:	/s/ Timothy Kinnear
Timothy Kinnear
Chief Financial Officer

Date: August 19, 2015

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

