Form 10-Q
period 2015-09-30
PFO Global, Inc.
filed 2015-11-16
CIK 1456455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, 20,917,506 shares of common stock, par value $0.0001 per share, of the registrant were outstanding including preferred stock convertible into common stock on an as converted basis.

1

PART I

Item 1.      Consolidated Financial Statements

PFO Global, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)

Current assets:
Cash	$330,849	$75,536
Accounts receivable, net	472,274	410,547
Inventories, net	953,392	873,977
Debt issue costs	641,849	581,305
Prepaid expenses and other current assets	101,583	240,145
Total current assets	2,499,947	2,181,510
Property and equipment, net	204,113	318,528
Deferred costs	293,732	293,732
Goodwill	4,153,463	-
Debt issue costs and other assets	256,475	80,441
Total assets	$7,407,730	$2,874,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,239,929	$2,174,636
Accrued liabilities	1,774,904	1,234,038
Accrued interest, related parties	1,113,348	889,110
Notes payable, related parties – current portion	-	3,133,408
Notes payable, net of discount – current portion	1,525,000	2,888,609
Derivative obligation	3,162,000	1,134,690
Deferred revenue	45,000	-
General unsecured claims – current portion	42,335	42,335
Total current liabilities	9,902,516	11,496,826

Notes payable, related parties – net of current portion	4,584,981	1,443,624
Notes payable, net of discount – net of current portion	8,547,103	-
Deferred revenue	2,582,198	2,582,198
Royalty obligation	1,750,000	1,500,000
General unsecured claims – net of current portion	7,096	37,296
Total long-term liabilities	17,471,378	5,563,118
Total liabilities	$27,373,894	$17,059,944

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO Global, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2015	December 31, 2014
	(Unaudited)

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, 23.98893367 shares issued and outstanding as of September 30, 2015	$-	$-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 18,417,506 and 14,131,038 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,842	1,413
Additional paid-in capital	9,102,532	4,350,915
Subscription receivable	-	(440,000)
Accumulated deficit	(29,070,538)	(18,098,061)
Total stockholders’ deficit	(19,966,164)	(14,185,733)
Total liabilities and stockholders’ deficit	$7,407,730	$2,874,211

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$710,050	$600,352	$2,160,730	$2,151,871
Cost of sales	508,191	509,076	1,530,468	1,688,088
Gross profit	201,859	91,276	630,262	463,783

Operating Expenses
Personnel costs	1,085,634	944,884	3,202,954	2,443,319
General and administrative	586,961	380,631	1,536,982	1,093,910
Legal and professional fees	480,382	192,895	1,059,881	603,300
Sales and marketing	89,783	151,461	272,772	382,786
Depreciation and amortization	57,900	85,760	177,508	247,937
Bad debt expense	-	15,321	99,520	101,766
Total operating expenses	2,300,660	1,770,952	6,349,617	4,873,018
Operating loss	(2,098,801)	(1,679,676)	(5,719,355)	(4,409,235)

Other (income) expenses
Other (income) / expense	(71,257)	(169,878)	(177,980)	(170,272)
Interest expense, related parties	74,750	74,654	224,238	223,404
Interest expense, other	1,282,741	567,851	4,135,787	736,223
Loss on extinguishment of debt	-	-	583,326	-
Fair value changes of derivative instruments, net	455,000	(37,616)	487,751	(37,616)
Total other (income) expenses	1,741,234	435,011	5,253,122	751,739
Loss before income taxes	(3,840,035)	(2,114,687)	(10,972,477)	(5,160,974)
Income taxes	-	-	-	-
Net loss	$(3,840,035)	$(2,114,687)	$(10,972,477)	$(5,160,974)

Loss per share, basic and diluted	$0.18	$0.14	$0.65	$0.35
Weighted average shares outstanding, basic and diluted	20,917,506	15,029,462	16,765,551	14,614,676

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

					Additional
	Preferred		Common		Paid-in	Subscription	Accumulated	Stockholders’
	Stock		Stock		Capital	Receivable	Deficit	Deficit
	Shares	Amount	Shares	Amount

Balances at December 31, 2014	-	$-	14,131,038	$1,413	$4,350,915	$(440,000)	$(18,098,061)	$(14,185,733)
Cancellation of shares subscribed	-	-	(1,175,234)	(118)	(439,882)	440,000	-	-
Issuance of warrants in connection with promissory notes	-	-	-	-	23,030	-	-	23,030
Issuance of warrants in connection with debt amendments	-	-	-	-	1,034,043	-	-	1,034,043
Issuance of shares in exchange for advisory services	-	-	346,631	35	228,741	-	-	228,776
Conversion of warrants into common shares	-	-	1,697,563	170	(170)	-	-	-
Shares in conjunction with acquisition	24	-	3,418,508	342	3,905,873	-	-	3,906,215
Repurchase of common shares	-	-	(1,000)	-	(18)	-	-	(18)
Net loss	-	-	-	-	-	-	(10,972,477)	(10,972,477)

Balances at September 30, 2015	24	$-	18,417,506	$1,842	$9,102,532	$-	$(29,070,538)	$(19,966,164)

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Cash flow from operating activities:
Net loss	$(10,972,477)	$(5,160,974)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	177,508	247,937
Provision for doubtful accounts	99,520	101,766
Accrued interest expense – related parties	224,238	223,404
Amortization of debt issue costs	804,325	90,102
Amortization of debt discount	2,346,601	288,902
Loss on extinguishment of debt	583,326	-
Shares issued in exchange for services	228,776	-
Write off prepaid IPO costs	215,464	-
Change in fair value of derivative, net	487,751	(37,616)

Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(161,246)	(217,783)
Inventories, net	(79,415)	103,733
Prepaid expenses	(37,151)	(4,675)
Deferred costs	(39,751)	-
Other assets	(19,467)	(102,978)
Accounts payable	(196,955)	(184,759)
Deferred revenue	45,000	-
Accrued expenses and other liabilities	540,865	220,340
Net cash used in operating activities	(5,753,088)	(4,432,601)

Cash flows from investing activities:
Purchase of property, plant and equipment	(63,092)	(169,584)
Net cash used in investing activities	(63,092)	(169,584)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issue costs	6,564,356	4,864,961
Repayment on long-term debt	(492,845)	(190,825)
Repurchase of common stock	(18)	-
Net cash provided by financing activities	6,071,493	4,674,136

Net increase (decrease) in cash	255,313	71,951
Cash, beginning of period	75,536	92,579
Cash, end of period	$330,849	$164,530

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Supplemental cash flow information:
Cash paid during the period for:
Interest	$240,244	$203,875
Non-cash investing and financing activities:
Debt issuance costs related to issuance of warrants	147,879	193,211
Debt discount related to issuance of warrants	2,448,753	1,848,736
Derivative obligation related to issuance of warrants	1,539,559	817,537
Issuance of warrants in conjunction with issuance of promissory notes and amendments of promissory notes	1,057,073	1,224,410
Cancellation of shares subscribed	440,000	-
Reclassification of redeemable shares	-	991,460
Exercise of Class B Warrants	170	-
Non-cash items related to acquisition
Patents	15,000	-
Goodwill	4,153,463	-
Assumption of liabilities	262,248	-
Fair value of preferred stock retained	1,650,000	-
Fair value of common stock retained	2,256,215	-

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Unites States Securities and Exchange Commission (“SEC”) for interim financial information. The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations.

The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year 2015 or for any other interim period. The December 31, 2014 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions which balances may exceed the federally insured limits. Federally insured limits are $250,000 for interest and noninterest deposits. At September 30, 2015, the Company had no deposits in excess of federally insured limits.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company’s allowance for doubtful accounts was approximately $250,000 and $410,000 at September 30, 2015 and December 31, 2014, respectively.

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

Goodwill

The Company assesses goodwill for impairment on at least an annual basis unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. No impairment charges were recorded for goodwill for the periods ended September 30, 2015 and 2014.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the periods ended September 30, 2015 and 2014.

Research and Development

Research and development costs relate to products under development by the Company and software development costs for which technological feasibility has not been established. Research and development costs are expensed as incurred and totaled approximately $29,000 and $109,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates based on the actual results obtained and or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company did not record any interest or penalties on uncertain tax positions in the accompanying condensed consolidated balance sheets and statements of operations for the periods ended September 30, 2015 and 2014. Federal, state and local authorities may examine the Company’s income tax returns for three years from the date of filing and the December 31, 2014 tax returns and prior three years remain subject to examination as of September 30, 2015.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive shares outstanding. As of September 30, 2015 and 2014, dilutive shares outstanding include options to purchase the Company’s common shares (“Options”) and warrants to purchase the Company’s common shares (“Warrants”). The dilutive impact of the Options and Warrants is determined by applying the “treasury stock” method.

The computation of the diluted loss per share for the periods ended September 30, 2015 and 2014 includes weighted average shares issuable pursuant to vested warrants with an exercise price of $0.01 per share, and excludes the following Options and Warrants with an exercise price in excess of $0.01 per share and unvested warrants because their inclusion would be anti-dilutive:

	September 30, 2015	September 30, 2014

Options	75,130	75,130
Warrants	12,049,297	2,353,133
Total	12,124,427	2,428,263

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

Technology Sales

Revenue and the related cost of sales on sales of the Company’s laser tracing system, eyeX3, are recognized when risk of loss and title passes, which is generally at the time of shipment. For the three month periods ended September 30, 2015 and 2014, the Company recorded revenues of $0 and $0, respectively, related to sales of its eyeX3 product. For the nine month periods ended September 30, 2015 and 2014, the Company recorded revenues of $58,000 and $0, respectively, related to sales of its eyeX3 product.

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

Deferred Revenue And Costs

On April 20, 2012, the Company sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) (see Note 10). In accordance with the TTDA, the Company was required to perform additional production and customization of the software technology over the agreement term. The software technology required significant customization and development on the effective date and in accordance with ASC 605-35, the Company has accounted for the TTDA under the completed contract method. The Company and VSP are currently in litigation regarding the TTDA and the outcome is uncertain. Because of the uncertainties that exist under the contract, payments received and costs incurred under the TTDA have been deferred and will be recognized when the TTDA is considered complete and the litigation with VSP is settled.

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

Advertising Costs

Advertising expenses are charged to expense as incurred. Advertising expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations amounted to approximately $55,000 and $15,000, for the three month periods ended September 30, 2015 and 2014, respectively. Advertising expense amounted to approximately $92,000 and $65,000, for the nine month periods ended September 30, 2015 and 2014, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $10,972,000 and net cash and cash equivalents used in operations of approximately $5,753,000 for the nine month period ended September 30, 2015. The Company has a working capital deficit of approximately $7,403,000 and stockholders’ deficit of approximately $19,966,000 as of September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, the Company has been dependent upon its ability to raise sufficient capital to continue its product and business development efforts. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, increase its revenue and develop its technologies to the point of revenue recognition.

During the nine month period ended September 30, 2015 and year ended December 31, 2014, the Company executed several new managed care contracts which provide for the expansion of eyewear sales revenue. However, there can be no assurance that such new contracts will result in revenue sufficient to generate positive cash flow.

The business plan also includes raising funds from accredited individuals, entities and institutions. The Company has raised approximately $6,564,000 and $5,600,000, respectively, net of debt issuance costs, in the nine month period ended September 30, 2015 and year ended December 31, 2014 through the issuance of promissory notes and amendment to the Royalty Purchase Agreement (see Notes 6 and 7). However, there can be no assurance that the Company will be successful in raising additional funds.

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

Note 3 – Merger

Pursuant to the terms of the Merger Agreement on June 30, 2015, PFGB issued an aggregate of 14,999,998 shares (the “Merger Shares”) of PFGB’s common stock, par value $0.0001 per share (the “Common Stock”), to the holders, immediately prior to the Effective Date, of the Company’s membership units and certain warrants to purchase the Company’s membership units (see Note 9), as consideration for the acquisition and the cancellation of such securities. Certain Company convertible securities which did not convert into shares of Common Stock in the Merger (the “Non-Converting Securities”) were exchanged into like convertible securities to acquire 16,388,844 shares of Common Stock, at an exercise price per share appropriately adjusted. The PFGB shareholders immediately prior to the Merger retained approximately 5,918,508 shares of Common Stock and equivalents, including (i) 1,622,508 shares of Common Stock retained by certain shareholders, (ii) 2,500,000 shares of Common Stock issuable upon the conversion of 23.98893367 shares of PFGB’s Series A preferred stock to be placed in escrow (the “Escrowed Shares”) and (iii) approximately 1,796,000 shares of Common Stock issued in connection with various investor relations firms and advisors to satisfy obligations of PFGB before the Effective Date.

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

The shares retained by PFGB total 5,918,508 common share equivalents and were valued at approximately $3,906,000 based on a per share valuation of $0.66. The per share valuation was based on a discounted cash flow of estimated future financial results, valuation metrics of other companies in the same industry, a discount for lack of liquidity, the amount of outstanding debt, and other factors. PFGB also had liabilities of approximately $262,000 as of the Effective Date. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition based on management’s estimates of such fair values. The excess of purchase price over the fair value of net assets acquired amounting to approximately $4,153,000 was recorded as goodwill in the accompanying condensed consolidated balance sheet for the period ended September 30, 2015. Transaction costs associated with this acquisition were expensed as incurred through the condensed consolidated statements of operations for the period ended September 30, 2015 and totaled approximately $229,000.

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

The following unaudited pro forma financial information presents results for the nine months ended September 30, 2015 as if the acquisition of PFO Global, Inc. had occurred on January 1, 2015.

	Pro Fit Optix Holding Company	PFO Global, Inc. prior to acquisition	Pro Forma Adjustments	Pro Forma Combined

Revenue	$2,160,730	$-	$-	$2,160,730
Cost of Sales	1,530,468	-	-	1,530,468
Operating Expenses	6,349,617	482,776	-	6,832,393
Operating Loss	(5,719,355)	(482,776)	-	(6,202,131)
Non operating (income) expenses	5,253,122	13,653	-	5,266,775
Loss before income taxes	(10,972,477)	(496,429)	-	(11,468,906)
Income taxes	-	-	-	-
Net Loss	$(10,972,477)	$(496,429)	-	$(11,468,906)

Note 4 – Accounts Receivable

Accounts receivable consist of the following as of:

	September 30, 2015	December 31, 2014

Accounts receivable, trade	$683,253	$784,690
Other receivables	39,319	36,078
	722,572	820,768
Less allowance for doubtful accounts	(250,298)	(410,221)
	$472,274	$410,547

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of:

	September 30, 2015	December 31, 2014

Payroll and related taxes	$632,955	$527,660
Accrued interest, third parties	779,777	264,312
Accrued legal settlement	-	120,000
Accrued other	362,172	322,066
	$1,774,904	$1,234,038

Note 6 – Notes Payable

Notes payable consist of the following as of:

	September 30, 2015	December 31, 2014
Notes payable	$225,000	$62,894
Discount on short term notes payable	(10,172)	-
Convertible promissory note	200,000	200,000
Promissory note	50,000	50,000
Series A notes	3,002,500	2,992,500
Discount on Series A notes	(633,989)	(1,011,157)
Secured bridge notes	1,030,000	1,155,000
Discount on secured bridge notes	(73,958)	(810,628)
Convertible notes	2,045,000	250,000
Senior secured convertible debentures	5,600,000	-
Discount on senior secured convertible debentures	(1,362,278)	-
	10,072,103	2,888,609
Less current maturities	(1,525,000)	(2,888,609)
Notes payable, less current maturities	$8,547,103	$-

The following table provides information regarding annual required repayments under the notes payable as of September 30, 2015:

2016	$2,925,000
2017	6,013,750
2018	3,213,750
$12,152,500

Amortization of debt discount was approximately $683,000 and $289,000 for the three months ended September 30, 2015 and 2014, respectively. Amortization of debt discount was approximately $2,347,000 and $289,000 for the nine months ended September 30, 2015 and 2014, respectively.

Notes Payable

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

The relative fair value of the Class B Warrants was approximately $23,000 on the issuance date which is included in stockholders’ deficit in the Company's condensed consolidated balance sheet at September 30, 2015 (see Note 12). The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The fair value of the Class A Warrants was approximately $7,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015 (see Note 9). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants.

In June 2015, the Company amended the maturity date of the Short-Term Promissory Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity. Such amendment was accounted for as a modification of debt.

In conjunction with the amendment, the Company issued five year Class A Warrants to purchase an aggregate of 62,500 common shares to the note holder and approximately 5,000 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $8,000 and was included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015.

In June 2015, the Company entered into a promissory note for a principal amount of $400,000 with the Royalty Obligation Purchaser (see Note 7). $275,000 of principal was repaid, as well as a $50,000 interest payment, in July 2015; and the remaining $125,000 principal amount is due on July 1, 2016.

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

Promissory Note

On February 12, 2014, the Company entered into a promissory note (“Promissory Note”) for a principal amount of $50,000 with a stated interest rate of 18%. The principal is due, as well as any earned but unpaid interest, on September 30, 2015. Interest is paid monthly beginning August 28, 2014. In April 2015, the maturity date of the Convertible Note was amended to May 1, 2016. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt.

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

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 1,039,063 common shares to note holders and 83,125 common shares to the private placement agent at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was approximately $132,000 and was included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015.

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

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 common shares to note holders and approximately 149,625 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 common shares to note holders and approximately 42,053 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $242,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015 (see Note 9). The fair value of the Class B Warrants was approximately $747,000 on the issuance date which is included in stockholders’ deficit in the Company's condensed consolidated balance sheet at September 30, 2015.

In June 2015, the Company amended the maturity date of each Series A Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 150,125 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $17,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015 (see Note 9).

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

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 721,875 common shares to note holders and approximately 57,750 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 202,888 common shares to note holders and approximately 16,231 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $93,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015 (see Note 9). The fair value of the Class B Warrants was approximately $287,000 on the issuance date which is included in stockholders’ deficit in the Company's condensed consolidated balance sheet at September 30, 2015.

In June 2015, the Company further amended the maturity date of certain Bridge Notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In July 2015, a note with an original principal amount of $125,000 was repaid.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 643,750 common shares to note holders and approximately 57,750 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $82,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015 (see Note 9).

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

The fair value of the Class C Warrants was immaterial on the issuance dates and September 30, 2015 (see Note 9). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants.

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

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 102,250 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $12,000 on the issuance date which was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured as of September 30, 2015 (see Note 9).

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

On September 29, 2015, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $1,120,000 in principal amount of a Debenture for an aggregate purchase price of $1,000,000 to the Investor. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor an additional SPA Warrant to purchase an aggregate of 560,000 shares of Common Stock (subject to adjustment).

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

Amounts of principal and accrued interest under the Debenture is convertible at the option of the Investor at any time into shares of Common Stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by PFGB (i) in a registered offering of Common Stock or securities convertible into or exchangeable for shares of Common Stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of Common Stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the Effective Date of the original Securities Purchase Agreement (the “Effective Date”), the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of the Debenture.

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

At the time of issuance, the Company determined that (i) the net share settlement (cashless exercise) provision on the SPA Warrants and (ii) the variable Debenture conversion price constituted derivative liabilities because the variable exercise price and variable Debenture conversion price features represent variable conversion features.

The Company accounted for the borrowing under the Debentures, the SPA Warrants and the conversion rights in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the SPA Warrants and the conversion rights are considered original issue discounts which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the SPA Warrants and conversion rights were approximately $573,000 and $373,000, respectively, on the issuance dates, which was included in derivative liability on the Company’s condensed consolidated balance sheet, and re-measured as of September 30, 2015 (see Note 9). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the SPA Warrants.

Proceeds received from the Debentures was approximately $4,335,000, net of related costs of approximately $665,000 and original issue discounts of $600,000. Debt issuance costs will be amortized to interest expense over the life of the Debentures.

Note 7 – Royalty Obligation

In February 2014, the Company entered into a Royalty Purchase Agreement with a third party (“Purchaser”). In May and June 2015, the Company amended its Royalty Obligation to borrow an additional $250,000. The royalty rate was amended to 3.09% of monthly IP Revenue; the minimum monthly royalty amount was amended to $36,458; and the monthly royalty payments were deferred from April 2015 through June 2016 and will be due on July 1, 2016. Royalty expense of approximately $120,000 and $93,000 is included in Interest Expense, other on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2015 and 2014. Royalty expense of approximately $307,000 and $183,000 is included in Interest Expense, other on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014.

Approximately $260,000 and $81,000 of accrued royalty expense was included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, $1,750,000 and $1,500,000 respectively was outstanding under the Royalty Obligation.

Note 8 – Related Party Transactions

Long-term notes due to related parties consist of the following:

	September 30, 2015	December 31, 2014
Unsecured note payable with HP Equity Fund LLC pursuant to Plan of Reorganization (see Note 1) dated May 2, 2011. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	$1,030,639	$1,030,639

Note payable with HCA Capital Fund LLC pursuant to Plan of Reorganization (see Note 1) dated May 2, 2011. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	448,993	448,993

Unsecured note payable with PFO Fund LLC pursuant to Plan of Reorganization (see Note 1) dated May 2, 2011. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	206,565	206,565

Promissory note with Transition Capital, LLC dated September 1, 2012, as amended. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s Chief Executive Officer (“CEO”) dated December 30, 2012. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	117,700	117,700

The Company has an agreement with the CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. The Company, under its Plan of Reorganization, is currently limited to paying $750 per month requiring the Company to accrue the remaining $883 per month under the agreement at a stated annual interest rate of 5.5%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	49,459	41,510

The Company has a promissory note with a relative of the CEO effective September 6, 2011. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011. In June 2015, the Company amended the maturity date of the notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	1,134,215	1,134,215

Total long term notes to related parties	4,584,981	4,577,032
Less current maturities	-	(3,133,408)
Total long term notes to related parties, net of current maturities	$4,584,981	$1,443,624

The following table provides information regarding annual required repayments under the notes payable, as amended, as of September 30, 2015:

2015 remaining	$-
2016	-
2017	2,292,490
2018	2,292,491
$4,584,981

The Company incurred interest expense of approximately $75,000 and $75,000 for the three months ended September 30, 2015 and 2014, respectively, which is presented in interest expense – related parties in the accompanying condensed consolidated statements of operations. The Company incurred interest expense of approximately $224,000 and $223,000 for the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, approximately $1,113,000 and $889,000 of accrued but unpaid interest is presented in accrued interest, related parties in the accompanying condensed consolidated balance sheets, respectively.

The Company paid its Chairman, a related party, approximately $0 and $84,000 in consulting fees during the three month periods ended September 30, 2015 and 2014, respectively. The Company paid its Chairman, a related party, approximately $0 and $127,000 in consulting fees during the nine month periods ended September 30, 2015 and 2014, respectively. Approximately $242,000 and $114,000 was due to the Chairman as of September 30, 2015 and December 31, 2014, respectively.

The Company paid PFO Europe, a company owned by a relative of the Company’s CEO, approximately $32,000 and $15,000 in fees and expenses during the three months ended September 30, 2015 and 2014, respectively, to market the Company’s products and services in Europe. The Company paid PFO Europe approximately $64,000 and $130,000 in fees and expenses during the nine months ended September 30, 2015 and 2014, respectively.

Note 9 - Derivative Obligation

Class A Warrants

Class A Warrants to purchase 5,011,750 common shares were issued during the nine months ended September 30, 2015 (see Note 6). At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $594,000 using a Binomial Lattice Valuation Model and the following assumptions:

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

On June 30, 2015, all outstanding Class A Warrants to purchase Company common shares were converted into Class A Warrants to purchase PFGB common shares. As of September 30, 2015, the Company determined that the fair value of the derivative liability pertaining to all Class A Warrants was approximately $2,041,000 which is presented as derivative obligation in the accompanying condensed consolidated balance sheets. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.30
Expected Volatility	102.72%-105.23%
Expected Term	3.6-4.7 years
Discount Rate	1.14%-1.36%
Dividend Rate	0%
Exercise Price	$0.12

The Company recorded a loss of approximately $280,000 during the three months ended September 30, 2015 and a gain of approximately $38,000 during the three months ended September 30, 2014; and the Company recorded a loss of approximately $313,000 during the nine months ended September 30, 2015 and a gain of approximately $38,000 during the nine months ended September 30, 2014, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Balance at 9/30/2015	Level 1	Level 2	Level 3

Derivative Obligation	$2,041,000	$-	$-	$2,041,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended September 30, 2015:

Amount
Balance – January 1, 2015	$1,134,690
Addition of derivative obligation at
fair value on date of issuance	593,559
Change in fair value of derivative obligation	312,751
Balance – September 30, 2015	$2,041,000

Class C Warrants

Class C Warrants to purchase 291,294 common shares were issued during the nine months ended September 30, 2015 (see Note 6). At the time of issuance, the Company determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature, and estimated the fair value of the derivative liability using a Binomial Lattice Valuation Model and the following assumptions:

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

On June 30, 2015, all outstanding Class C Warrants to purchase Company common shares were converted into Class C Warrants to purchase PFGB common shares. As of September 30, 2015, the Company determined that the fair value of the derivative liability pertaining to the Class C Warrants was immaterial as of such date. The fair value of the derivative obligation was estimated using Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.30
Expected Volatility	102.72%-105.23%
Expected Term	4.2-4.7 years
Discount Rate	1.14%-1.36%
Dividend Rate	0%
Exercise Price	$2.20

The fair value of the derivative liability related to the Class C Warrants did not change materially from the date of issuance to September 30, 2015.

SPA Warrants

SPA Warrants to purchase 2,800,000 common shares were issued during the nine months ended September 30, 2015 (see Note 6). At the time of issuance, the Company determined that the net settlement (cashless exercise) feature on the SPA Warrants constituted a derivative liability because the net settlement feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $573,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.30 - $0.66
Expected Volatility	75%-103%
Expected Term	5 years
Discount Rate	1.36%-1.62%
Dividend Rate	0%
Exercise Price	$0.14-$0.61

Expected volatilities are based on the historical volatilities of comparable companies, industry indexes, and other factors. Expected term is based on remaining term of the SPA Warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term. The present value of a share is based upon management’s estimate of the equity value of the Company and the number of shares outstanding.

As of September 30, 2015, the Company determined that the fair value of the derivative liability pertaining to all SPA Warrants was approximately $707,000 which is presented as derivative obligation in the accompanying condensed consolidated balance sheets. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.30
Expected Volatility	105.23%
Expected Term	4.7-5.0 years
Discount Rate	1.36%
Dividend Rate	0%
Exercise Price	$0.14

The Company recorded a loss of approximately $134,000 and $0 during the three months ended September 30, 2015 and 2014, respectively, and approximately $134,000 and $0 during the nine months ended September 30, 2015 and 2014, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Balance at 9/30/2015	Level 1	Level 2	Level 3

Derivative Obligation	$707,000	$-	$-	$707,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended September 30, 2015:

Amount
Balance – January 1, 2015	$-
Addition of derivative obligation at
fair value on date of issuance	573,000
Change in fair value of derivative obligation	134,000
Balance – September 30, 2015	$707,000

Debenture Conversion Feature

The Debentures issued during the nine months ended September 30, 2015 (see Note 6) include a conversion feature whereby they can be converted into 2,800,000 common shares, subject to certain adjustments. At the time of issuance, the Company determined that the variable nature of the conversion feature constituted a derivative liability, and estimated the fair value of the derivative liability of approximately $373,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.30 - $0.66
Expected Volatility	75%-91%
Expected Term	1.3 – 2.0 years
Discount Rate	0.33%-0.64%
Dividend Rate	0%
Exercise Price	$0.21-$0.60

Expected volatilities are based on the historical volatilities of comparable companies, industry indexes, and other factors. Expected term is based on the expected remaining term of the conversion feature. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term. The present value of a share is based upon management’s estimate of the equity value of the Company and the number of shares outstanding.

As of September 30, 2015, the Company determined that the fair value of the derivative liability pertaining to the conversion features was approximately $414,000 which is presented as derivative obligation in the accompanying condensed consolidated balance sheets. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.30
Expected Volatility	91%
Expected Term	1.3 years
Discount Rate	0.33%
Dividend Rate	0%
Exercise Price	$0.21

The Company recorded a loss of approximately $41,000 and $0 during the three months ended September 30, 2015 and 2014, respectively, and approximately $41,000 and $0 during the nine months ended September 30, 2015 and 2014, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its financial liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Balance at 9/30/2015	Level 1	Level 2	Level 3

Derivative Obligation	$414,000	$-	$-	$414,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended September 30, 2015:

Amount
Balance – January 1, 2015	$-
Addition of derivative obligation at
fair value on date of issuance	373,000
Change in fair value of derivative obligation	41,000
Balance – September 30, 2015	$414,000

The following table reflects the fair value of the Company’s derivative liabilities as of September 30, 2015:

Amount
Class A Warrants	$2,041,000
SPA Warrants	707,000
Debenture Conversion Feature	414,000
$3,162,000

Note 10 - Commitment and Contingencies

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

In addition, the Company leases certain office equipment under an operating lease.

Approximate annual future minimum lease payments under all operating leases, as amended, subsequent to September 30, 2015 are as follows:

2015 remaining	$60,000
2016	25,000
Total minimum lease payments	$85,000

Rental expense for the three month periods ended September 30, 2015 and 2014 was approximately $81,000 and $49,000, respectively. Rental expense for the nine month periods ended September 30, 2015 and 2014 was approximately $236,000 and $192,000, respectively.

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

Deferred revenue, which is comprised of payments received under the TTDA and prepaid orders of frame inventories were approximately $2,582,000 as of September 30, 2015 and December 31, 2014. Deferred costs, which are comprised of costs incurred related to the TTDA, were approximately $294,000 as of September 30, 2015 and December 31, 2014.

During the three and nine months ended September 30, 2015 and 2014, the Company recorded no revenue relating to the VSP Supply Agreement.

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against the Company in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in the Company, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015, and such cost, net of payments, is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

Denton-Harvest

Rudolf Suter, the Company’s Chief Executive Officer, is the defendant in a civil action in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiffs, Peter Denton and Harvest Investors, L.P., have filed garnishments related to payments from the Company to Mr. Suter on several occasions. The plaintiffs have also alleged fraudulent conveyances of funds from Mr. Suter to his wife through a “conspiracy” with the Company. Plaintiffs seek approximately $676,000 plus costs from the Company, Mr. Suter and his wife. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim.

HKO Purchase and Supply Agreement

On August 31, 2010, the Company entered into a Purchase and Supply Agreement with Hong Kong Optical Lens Co. (“HKO Supply Agreement”) with headquarters in Shenzhen, China.

In accordance with the HKO Supply Agreement, HKO sells eyewear, which consists of frames and lenses, and provides frame inventory management services to the Company. The Company provides frames to HKO to fulfill future orders of eyewear and maintains title and risk of loss to these frames while the frames reside in HKO’s warehouse in accordance with the HKO Supply Agreement. Once the frames are used by HKO to fulfill orders of eyewear, risk of loss transfers until such time the eyewear is received by the Company at its facility in Texas or a designated third party which is typically within 2-3 days of order fulfillment. As of September 30, 2015 and December 31, 2014, approximately $192,000 and $188,000, respectively, of inventory pertains to frame inventory maintained in HKO’s warehouse for frames that have not yet been used to fulfill orders of eyewear.

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

Purchases from HKO represented approximately 61% ($933,000) and 24% ($405,000) of the Company’s total purchases for the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, approximately $323,000 and $459,000, respectively, was due to HKO which is presented in accounts payable in the accompanying condensed consolidated balance sheets.

Note 11 – Customer and Vendor Concentrations

During the three month periods ended September 30, 2015 and 2014, there were four and three customers which accounted for approximately 61% and 57% of the Company’s net sales, respectively. During the nine month periods ended September 30, 2015 and 2014, there were one and three customers which accounted for approximately 14% and 33% of the Company’s net sales, respectively. Approximately $81,000 and $121,000 which accounts for approximately 12% and 15% of accounts receivable, trade was due from these customers as of September 30, 2015 and December 31, 2014, respectively.

The main materials used in the Company’s products are polycarbonate and plastic. The Company has many suppliers and sources for these materials to meet their purchasing needs at prices which would not significantly impair their ability to compete effectively. During the nine month periods ended September 30, 2015 and 2014, there were three and two suppliers which accounted for approximately 93% and 48% of the Company’s net purchases, respectively. Approximately $385,000 and $319,000 which accounts for approximately 18% and 31% of accounts payable was due to these vendors as of September 30, 2015 and December 31, 2014, respectively.

Note 12 – Stockholders’ Equity / Deficit

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

In February 2015, the remaining notes were cancelled due to non-payment and approximately $440,000 was reflected as cancelation of common shares on the accompanying condensed consolidated statements of stockholders’ deficit. As of September 30, 2015, no shares subscribed remained outstanding.

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

The fair value of the Class A Warrants was approximately $1,780,000 at the issuance date (see Note 9). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants (see Note 9).

The fair value of the Class C Warrants was immaterial at the issuance date (see Note 9). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants (see Note 9).

Pursuant to an engagement letter dated March 11, 2014, the Company issued to the placement agent five-year warrants to purchase 346,631 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance (the “Advisory Services Warrant”). The Advisory Services Warrant was held in escrow by the Company’s legal counsel pending an initial public offering of the Company’s shares or other applicable transaction. In conjunction with the merger (see Note 3), the Advisory Services Warrant were converted into 346,631 shares of PFGB common stock, and the fair value of such shares of approximately $229,000 was recorded as an expense for advisory services.

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

In the three months ended September 30, 2015, the Company issued SPA Warrants to purchase 2,800,000 common shares. The fair value of the SPA Warrants was approximately $573,000 at the issuance date (see Note 9). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the SPA Warrants (see Note 9).

The following summarizes the Company’s warrant activity for the period ended September 30, 2015:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Warrants	Price	(in Years)
Outstanding as of December 31, 2014	4,508,213	$1.23	4.52
Granted	9,585,278	1.74	5.00
Exercised	(2,044,194)	0.01	4.35
Canceled/Forfeited	-	-	-
Outstanding as of September 30, 2015	12,049,297	$1.71	4.43
Exercisable as of September 30, 2015	11,373,127	$1.81	4.42

The following summarizes the Company’s outstanding warrants as of September 30, 2015:

Number
of
Warrants
Class A Warrants	8,183,446
Class C Warrants	331,861
SPA Warrants	2,800,000
Other Warrants	733,990
Outstanding as of September 30, 2015	12,049,297

Note 13 - Income Taxes

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

From January 1, 2014 through September 30, 2015, Holding was treated as a corporation for tax purposes, and its deferred tax assets were fully reserved by a valuation allowance. PFGB also had deferred tax assets which were fully reserved by a valuation allowance, and will likely be subject to loss limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, it is more likely than not that the deferred tax asset will not be realized and as such a valuation allowance has been recorded as of September 30, 2015 and December 31, 2014.

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

Debt Financing

In conjunction with the acquisition of PFO Global, we sold an aggregate of approximately $5.6 million in principal amount of an 8% original issue discount senior secured convertible debenture in the three months ended September 30, 2015. For further details on the senior secured convertible debenture, refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). For information regarding our critical accounting policies and estimates, please refer to Note 1 to our condensed consolidated financial statements contained in this Report.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014	% Change
Net sales	$710,050	$600,352	18.3%
Cost of sales	508,191	509,076	(0.2%)
Gross profit	201,859	91,276	121.2%
	28%	15%
Operating expenses, depreciation and amortization	2,300,660	1,770,952	29.9%
Operating loss	(2,098,801)	(1,679,676)	25.0%
Other (income) / expense	1,741,234	435,011	300.3%
Net loss	(3,840,035)	(2,114,687)	81.6%

Net sales. Net sales was $0.7 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively. The 18.3% increase is due primarily to an increase in sales of prescription lenses and complete eyewear partially offset by a decrease in safety kiosk software development.

Cost of Sales. Cost of sales was $0.5 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively. The increased volume of prescription lenses and complete eyewear was offset by a reduction in eyewear frame kit samples and other costs.

Gross Profit. Gross profit was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. The increase is due primarily to increased sales and improvement of the gross profit percentage related to product mix and a reduction in eyewear frame kit samples.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $2.3 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. This increase is due primarily to a $0.3 million increase in legal and professional costs primarily related to merger transaction costs, audit fees and legal matters, $0.2 million increase in general and administrative expense primarily related to penalties and fees for late payments of payroll taxes and other obligations and increased travel, insurance, rent and other operating expenses, and a $0.1 million increase in personnel costs. These changes are illustrated in the table below.

	Three Months Ended September 30,
	2015	2014	% Change
Personnel costs	$1,085,634	$944,884	14.9%
General and administrative	586,961	380,631	54.2%
Legal and professional	480,382	192,895	149.0%
Sales and marketing	89,783	151,461	(40.7%)
Depreciation and amortization	57,900	85,760	(32.5%)
Bad debt expense	-	15,321	100.0%
Total operating expenses	2,300,660	1,770,952	29.9%

Other (Income) Expense. Other Expense was $1.7 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. This increase is due primarily to a $0.5 million increase in amortization of debt discount and debt issuance costs, a $0.5 million increase in the change in the fair value of derivative instruments and a $0.2 million increase in interest expense, excluding amortization of debt discount and debt issuance costs.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,
	2015	2014	% Change
Net sales	$2,160,730	$2,151,871	0.4%
Cost of sales	1,530,468	1,688,088	(9.3%)
Gross profit	630,262	463,783	35.9%
	29%	22%
Operating expenses, depreciation and amortization	6,349,617	4,873,018	30.3%
Operating loss	(5,719,355)	(4,409,235)	29.7%
Other (income) / expense	5,253,122	751,739	598.8%
Net loss	(10,972,477)	(5,160,974)	112.6%

Net sales. Net sales was $2.2 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. Sales of prescription lenses and complete eyewear increased, and such increase was offset by decreases in sales of Optima lenses and safety kiosk software development.

Cost of Sales. Cost of sales was $1.5 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. This decrease is due primarily to a decrease in sales of Optima lenses and a reduction in eyewear frame kit samples and other costs, partially offset by increased volume of prescription lenses and complete eyewear.

Gross Profit. Gross profit was $0.6 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase is due primarily to improvement of the gross profit percentage related to product mix and a reduction in eyewear frame kit samples and other costs.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $6.3 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively. This increase is due primarily to a $0.8 million increase in personnel costs related to an increase in the number of employees, a $0.5 million increase in legal and professional costs primarily related to merger transaction costs, audit costs and legal matters and a $0.4 million increase in general and administrative expenses primarily related to penalties and fees for late payments of payroll taxes and other obligations and increased travel, insurance, rent and other operating expenses. These changes are illustrated in the table below.

	Nine months ended September 30,
	2015	2014	% Change
Personnel costs	$3,202,954	$2,443,319	31.1%
General and administrative	1,536,982	1,093,910	40.5%
Legal and professional	1,059,881	603,300	75.7%
Sales and marketing	272,772	382,786	(28.7%)
Depreciation and amortization	177,508	247,937	(28.4%)
Bad debt expense	99,520	101,766	(2.2%)
Total operating expenses	6,349,617	4,873,018	30.3%

Other (Income) Expense. Other Expense was $5.3 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively. This increase is due primarily to a $2.8 million increase in amortization of debt discount and debt issuance costs, a $0.6 million increase in loss on extinguishment of debt, a $0.6 million increase in interest expense related to additional debt and a $0.5 million increase in the change in the fair value of derivative instruments.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
	2015	2014

Cash and cash equivalents	$330,849	$164,530

Net cash used in operating activities	(5,753,088)	(4,432,601)
Net cash used in investing activities	(63,092)	(169,584)
Net cash provided by financing activities	6,071,493	4,674,136
Net increase in cash and cash equivalents	255,313	71,951

Since our inception, we have financed our operations primarily through private placements of our equity and borrowings under various debt instruments. For the nine months ended September 30, 2015, we used $5.8 million in operating cash flows and ended the period with $0.3 million of cash and cash equivalents.

We believe that we have the ability to raise additional capital will be sufficient to meet our anticipated cash needs for at least the next 12 months, but we may not be able to raise the capital on terms acceptable to us or at all. If we are unable to raise additional capital, our business, operating results, and financial condition would be materially adversely affected. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For information regarding the Company’s ability to continue as a going concern, please refer to Note 2 to our condensed consolidated financial statements contained in this Report.

Operating Activities

For the nine months ended September 30, 2015, operating activities used $5.8 million in cash as a result of a net loss of $11.0 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $3.2 million, loss on extinguishment of debt of $0.6 million, change in the fair value of derivative instruments of $0.5 million, shares issued in exchange for services of $0.2 million, a $0.2 million write off of prepaid IPO costs, accrual of interest due to related parties of $0.2 million, depreciation and amortization of $0.2 million and provision for doubtful accounts of $0.1 million.

For the nine months ended September 30, 2014, operating activities used $4.4 million in cash as a result of (a) a net loss of $5.2 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $0.4 million, depreciation and amortization of $0.2 million, accrual of interest due to related parties of $0.2 million, and provision for doubtful accounts of $0.1 million and (b) an increase in working capital of $0.2 million.

Investing Activities

For the nine months ended September 30, 2015, we used $63 thousand of cash for the purchase of business software, servers, network, lab and production equipment.

For the nine months ended September 30, 2014, we used $170 thousand of cash for the purchase of business software, servers, network, lab and production equipment.

Financing Activities

Our financing activities for the nine months ended September 30, 2015 resulted in net cash of $6.1 million related to net proceeds of $6.6 million from issuance of various notes payable, partially offset by $0.5 million in loan repayments.

Our financing activities for the nine months ended September 30, 2014 resulted in net cash of $4.7 million related to net proceeds of $4.9 million from issuance of various notes payable, partially offset by $0.2 million of loan payments.

Debt Obligations

As of September 30, 2015, the principal amount due under the Company’s promissory notes was $12.2 million. For information regarding such notes, please refer to Note 6 to our condensed consolidated financial statements contained in this Report. The following table provides information regarding annual required repayments under the promissory notes, as of September 30, 2015:

2015 remaining	$-
2016	2,925,000
2017	6,013,750
2018	3,213,750
$12,152,500

As of September 30, 2015, the principal amount due under the Company’s related party notes was $4.6 million. For information regarding such notes, please refer to Note 8 to our condensed consolidated financial statements contained in this Report. The following table provides information regarding annual required repayments under the related party notes as of September 30, 2015:

2015 remaining	$-
2016	-
2017	2,292,490
2018	2,292,491
$4,584,981

As of September 30, 2015, the amount outstanding under the Company’s royalty obligation agreement was $1.75 million. For information regarding such notes, please refer to Note 7 to our condensed consolidated financial statements contained in this Report.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

The CEO and the CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2015, and based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against the Company in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in the Company, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015.

Denton-Harvest

Rudolf Suter, the Company’s Chief Executive Officer, is the defendant in a civil action in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiffs, Peter Denton and Harvest Investors, L.P., have filed garnishments related to payments from the Company to Mr. Suter on several occasions. The plaintiffs have also alleged fraudulent conveyances of funds from Mr. Suter to his wife through a “conspiracy” with the Company. Plaintiffs seek approximately $676,000 plus fees and costs from the Company, Mr. Suter and his wife. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim.

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

We have limited cash on hand and we continue to have significant net losses on a monthly basis.

We have limited cash available and anticipate running out of cash on hand prior to the end of December 2015. If we are unable to close on new financing, we may not be able to continue our operations, in which case the value of our business enterprise would be materially and adversely affected.

Our sales growth has been less than we projected, which has increased our need for additional financing.

Our sales growth has been less than forecasted, thereby reducing the anticipated cash flow and increasing the requirement for additional financing. If our sales do not increase, our needs for new financing will increase and we will run out of cash on hand sooner than currently projected. If sales do increase, such increase may not be adequate to offset our negative cash flow. Inadequate sales growth could result in a material adverse consequence to our ability to continue to operate.

We have a history of annual net losses which may continue and which may negatively affect our ability to achieve our business objectives.

For the nine months ended September 30, 2015, we had revenue of $2.2 million and a net loss of $11 million. At September 30, 2015, we had a stockholders’ deficit of $20 million. For the year ended December 31, 2014, we had revenue of $2.6 million and a net loss of $8.5 million. At December 31, 2014, we had a stockholders’ deficit of $14.2 million.

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

We currently purchase significant amounts of several key products and product components from a limited number of suppliers and anticipate that we will do so for future products as well. Any delays in delivery of or shortages in those or other products and components could interrupt and delay manufacturing of our products and result in the cancellation of orders for our products. Any or all of these suppliers could discontinue the manufacture or supply of these products and components at any time. Due to certain business considerations, we may not be able to identify and integrate alternative sources of supply in a timely fashion or at all. Any transition to alternate suppliers may result in production delays and increased costs and may limit our ability to deliver products to our customers. Furthermore, if we are unable to identify alternative sources of supply, we would have to modify our products to use substitute components, which may cause delays in shipments, increased design and manufacturing costs and increased prices for our products. If we are unable to obtain additional financing, we may be unable to pay our suppliers for product and therefore may be unable to continue to operate our business.

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

Shortages of raw materials, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business. We do not have supply agreements with all of our current contract manufacturers and we often utilize individual purchase orders, which are subject to acceptance by the supplier. Failure to accept purchase orders could result in an inability to obtain adequate supply of our product or components in a timely manner or on commercially reasonable terms. An unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver our products while we identify and qualify a replacement manufacturer, which delays could negatively impact our revenues. If we are unable to obtain additional financing, we may be unable to pay our contract manufacturers and therefore may be unable to continue to operate our business.

We may be unable to successfully implement our business plan or accurately predict our future operating expenses, which could cause us to experience cash shortfalls in future periods.

In order to substantially grow our business, we will require additional funding. There can be no assurance that we will be able to raise any additionally needed funds on acceptable terms or at all. The procurement of any such additional financing may result in the dilution of your ownership interest in us. Furthermore, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development of a new business. Some of the specific risks associated with our business include our:

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

As of September 30, 2015, we owed an aggregate principal amount of approximately $18.5 million pursuant to various debt and finance agreements. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the debt and finance agreements, we may be required to repay any outstanding amounts earlier than anticipated.

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

We are an emerging growth company competing against large, well-established companies that are fiercely competitive. We may not be able to compete effectively.

We are an emerging growth company operating in a market currently dominated by much larger companies including Essilor, Hoya, Zeiss and Luxottica. The size and financial strength of these competitors may enable them to offer incentives such as large scale free demonstrations that our company may not be able to offer. In addition, these large corporations have the ability to spend significantly more on research and development and may develop a technology superior to that employed by our company. In addition, these corporations have large, established sales forces that are highly-experienced in fending off competing, superior technologies. This is especially true in the optical and eyewear industry, which is very risk averse and where long-standing trusted supplier relationships are common.

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

We have an unproven business model and operate in the new and largely untested market for cross-border optical hardware manufacturing and distribution services. As such, we are subject to all of the business risks and uncertainties associated with any new business enterprise and may not be able to operate successfully. We have generated losses since inception. We anticipate that we will continue to generate losses for the foreseeable future and will need additional funding to support the development of our business model. Although we believe that there will be demand for our services, no assurances can be made that we will ever generate positive cash flows or that we will produce the results anticipated at the effective date of this prospectus or ever.

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

We need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to stockholders, restrict our operations or adversely affect our ability to operate our business.

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

As of September 30, 2015, we have outstanding under our 2015 Stock Option Plan, stock options to purchase an aggregate of 75,130 shares of common stock at a weighted average exercise price of $3.33 per share and outstanding warrants to purchase 12,049,297 shares of common stock at a weighted average exercise price of $1.71 per share. The exercise of the stock options and warrants and the sale of shares of our common stock issuable pursuant to them would reduce a stockholder’s percentage voting and ownership interest.

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

The conversion of debt into shares of our common stock may adversely affect the market price of our common stock.

As of September 30, 2015, we owed an aggregate principal amount of approximately $18.5 million pursuant to various debt and finance agreements. To the extent that some or all of such debt is converted into shares of common stock in the future, the issuance of shares of our common stock would reduce a stockholder’s percentage voting and ownership interest. Further, the conversion price could be at a lower price than the trading price of our common stock. The conversion, or potential conversion, of these debt instruments could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

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

Date: November 16, 2015

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

