Form 10-K
period 2015-12-31
PFO Global, Inc.
filed 2016-07-08
CIK 1456455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

PFO GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	65-0434332
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14401 Beltwood Parkway W, Suite 115 Dallas, TX 75244	(972) 573-6135
(Address of principal executive office)	(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Note: The Company is a voluntary filer and is not obligated at this time to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2015, based on the closing sales price of the Common Stock as quoted on the OTCQB was $115,756,430. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of June 27, 2016 there were 20,917,506 shares of the registrant’s common stock, par value $0.0001 per share, outstanding, including preferred stock convertible into common stock on an as converted basis.

EXPLANATORY NOTE

This report is the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of PFO Global, Inc.

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PFO Global, Inc., formerly Energy Telecom, Inc. (the “Company”), and PFO Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, the Company completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became a wholly-owned subsidiary of the Company (the “Merger”). Following the Merger, the former PFO Global, Inc. equity holders owned approximately 8% of the outstanding shares of the Company’s common stock immediately following the Merger.

For accounting purposes, the Merger was recognized in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, PFO Global, Inc. has been recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer. As such, the historical financial statements of Holding will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2015 presented in this Form 10-K reflect the operations of Holding for the period from January 1, 2015 through June 30, 2015, and the operations of the post-combination Company for the period of June 30, 2015 through December 31, 2015. The results of the Company for the fiscal year ended December 31, 2015 are compared to the financial results for Holding for the fiscal year ended December 31, 2014.

See Notes 1 and 3 to the consolidated financial statements for additional information.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains “forward-looking statements” regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “assume,” “can,” “could,” “forecast,” “guide,” “may,” “project,” “target,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” in Part I, Item 1A of this Annual Report on Form 10-K, as well as those discussed elsewhere in this Annual Report on Form 10-K.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Unless otherwise stated, references in this Annual Report on Form 10-K to “us,” “we,” “our,” or our “Company” refer to PFO Global, Inc. and its subsidiaries.

PART I

ITEM 1 - BUSINESS

Completion of Merger

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PFO Global, Inc., formerly Energy Telecom, Inc., and PFO Acquisition Corp., our wholly-owned subsidiary (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, we completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became our wholly-owned subsidiary (the “Merger”). Following the Merger, the former PFO Global, Inc. equity holders owned approximately 8% of the outstanding shares of the Company’s common stock immediately following the Merger.

Overview

We are an innovative manufacturer and commercial provider of advanced prescription lenses, finished eyewear and vision technologies targeted towards the global optometrists’ marketplace. Our uniquely interactive manufacturing, fulfillment and proprietary online ordering systems combine with our eyewear lens product lines, are intended to meet the needs of a broad array of eyewear markets, from the offices of independent eye care professional to U.S. healthcare entitlement programs, such as Medicaid and Medicare.

Headquartered in Dallas, Texas, we provide eyewear and prescription lenses to eye care professionals and prescription laboratories. We have developed proprietary cloud based software and electronic devices to streamline logistics and reduce costs for our customers. Additionally, we offer a high-resolution polycarbonate lens that we believe has lower distortion than competing lenses. We believe that the combination of high quality lenses at low price points combined with our proprietary software and electronic devices enable independent eye care professionals to compete more effectively with large retail chains in the eyewear industry. Further, we believe that our low price points enable us to participate in the United States Medicaid and Medicare programs, as well as insurance programs mandated by the Patient Protection and Affordable Care Act (“PPACA”) which requires pediatric vision coverage.

Corporate History

PFO Global, Inc., formerly Energy Telecom, Inc., was incorporated in Florida on September 7, 1993 and reincorporated in Nevada on June 2, 2015 pursuant to an agreement and plan of merger between Energy Telecom, Inc. and its wholly owned subsidiary, Energy Telecom Reincorporation Sub, Inc., a Nevada corporation (“ET-NV”), whereby our Company merged with and into ET-NV with ET-NV as the surviving corporation that operates under the name “PFO Global, Inc.” Prior to the Merger, our mission was to monetize our global utility patent portfolio with claims covering certain features of intelligent eyewear.

We completed the Merger with Holding on June 30, 2015. Following the Merger, we began focusing our resources on the manufacturing and distribution of eyewear through proprietary manufacturing, ordering and delivery systems that reduce cost to eyewear providers, through Pro Fit Optix, Inc. (“Optix”), Holding’s wholly-owned subsidiary.

Optix, a Wyoming corporation, was incorporated on May 7, 2009. On February 9, 2011, Optix filed a voluntary petition for reorganization pursuant to a Chapter 11 Plan of Reorganization as entered in Optix’s bankruptcy in Case No. 11-13387 under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. On May 2, 2011, Optix filed a Plan of Reorganization which was approved in August 2011. Pursuant to the Plan of Reorganization, debtor-in-possession financing was provided by HCA DIP Capital Fund, LLC.

Holding, a Florida limited liability company, was formed on February 9, 2011. Holding was previously known as HCA DIP Capital Fund, LLC which was formed to provide and did provide debtor-in-possession financing as a lender to Optix. The members of HCA DIP Capital Fund, LLC were majority stockholders of Optix prior to its reorganization.

On May 17, 2012, Optix successfully emerged from bankruptcy and, in exchange for the outstanding debtor-in-possession financing, issued all of the outstanding shares of its new common stock to Holding and became a wholly owned subsidiary of Holding.

Three additional wholly-owned subsidiaries of Holding, PFO Technologies, LLC (“Tech”), PFO Optima, LLC (“Optima”), and PFO MCO, LLC (“MCO”), were incorporated on February 17, 2014, May 23, 2013 and July 5, 2013, respectively.

We are headquartered in Dallas, Texas where primarily all corporate functions are performed as well as support, sales and warehousing for all MCO and Tech products and services. Optima has a facility in Stratford, Connecticut which primarily supports the sales, administration and warehousing of Optima products. We utilize a third party frame provider, Hong Kong Optical Lens Co. in Shenzhen, China (“HKO”) which sells frames to us and warehouses them in its facility until such time as the frames are released to designated laboratories to be fit with a lens. HKO is responsible for tracking and managing inventory on our behalf from the point of purchase to the shipment of the frames to the designated laboratories.

Our Products

Tech focuses on the development of disruptive technologies for the eyewear industry and supports the research and development of our other business units. The developed products under Tech currently include:

•	SmartCalc - proprietary software used to manufacture fully digital lens designs. Certain of our lenses are produced following the SmartCalc software calculation.

•	SmartEyewear Online Ordering System - a business-to-business online ordering software system which allows eye care providers to quickly provide all necessary information for each patient’s eyewear package and unique use. It integrates the optical provider directly with the PFO worldwide lab system. The Company utilizes this system for all of its electronic ordering.

Optima distributes distortion free polycarbonate lenses under the Resolution® brand name.

MCO manufactures and delivers complete eyewear, prescription lenses and related services to the managed care insurance industry, which services the Medicaid and Medicare entitlement programs, independent eye care providers and accountable care organizations.

Competition

Our customers consist primarily of:

•	Opticians and optometrists for ophthalmic lenses and complete eyewear; and
•	Prescription laboratories for lenses.

Participants in the ophthalmic optics industry seek to correct and protect vision. Consumers purchase glasses about every three years to correct defects such as myopia, hypermetropia, presbyopia and astigmatism.

According to the Vision Council, approximately 76.2% of adults in the United States use some form of vision correction and approximately 22.1% of the remaining adults have expressed a need for vision correction. The U.S. retail market for vision care products grew 5.8% to $39 billion in 2015, with frames and lenses growing by 5% and 8% and accounting for 24% and 32% respectively, of revenues.

The current state of the optical industry is fragmented, with roughly 35% of the market controlled at the consumer level by chains and the rest of the consumer market controlled by independent Eye Care Professionals (“ECPs”). Generally, most retail chains source lenses and frames from various suppliers and fabricate complete eyewear within their own optical laboratories. ECPs, on the other hand, source prescription eyewear from independent or manufacturer owned labs. The vast majority of prescriptions processed and sent to ECPs are controlled by four major lens manufacturers, Essilor International S.A. (France), or Essilor, Hoya Corporation (Japan), or Hoya, Carl Zeiss Vision, a division of Carl Zeiss AG (Germany), or Zeiss, and Luxottica Group S.p.A., or Luxottica.

The long-term development of the different segments in which we compete is characterized by:

•	The gradual replacement of mineral lenses with organic lenses, particularly in emerging countries;
•	The growth in new organic materials that make it possible to produce very thin lenses, including the high and very high indices and polycarbonate;
•	The replacement of bifocal lenses with progressive lenses;
•	The development of surface coatings and multi-layer lenses, essentially anti-reflective, anti-smudge and variable tint lenses; and
•	Growing demand in developing countries based on growth in their middle class.

We offer a high-resolution polycarbonate lens that we believe has lower distortion than competing lenses. We believe that the combination of high quality lenses at low price points combined with our proprietary software and electronic devices enable independent eye care professionals to compete more effectively with large retail chains in the eyewear industry. Further, we believe that our low price points enable us to participate in the United States Medicaid and Medicare programs, as well as insurance programs mandated by the PPACA, which requires pediatric vision coverage.

Employees

As of June 27, 2016, we had 31 employees, of which 30 are full-time employees and one is a part-time employee. From time to time, we rely on consultants for various activities, including accounting, operations, technology and marketing. Currently we have three consultants, who are providing financial, technology, marketing and operational support.

ITEM 1A – RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, you should carefully consider the following risk factors. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We were not able to file this annual report on Form 10-K for the year ended December 31, 2015 and the quarterly report on Form 10-Q for the quarter ended March 31, 2016 with the SEC within the time period specified by the Securities Exchange Act of 1934, as amended. If we are not able to file our future periodic reports in the time specified by the Securities Exchange Act of 1934, as amended, stockholders and potential investors will not have current public information about us, which will likely have a negative effect on our obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. More broadly, our inability to maintain current public information pursuant to SEC reporting rules will have a negative impact on how we are viewed by our shareholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Failure to maintain current public information is in circumvention of certain contractual obligations of the Company and could result in an event of default under certain of our indebtedness. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Securities Exchange Act and suspend the trading of our common stock. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations, as well as our future business growth and financial condition.

The report of our independent registered public accounting firm on our 2015 and 2014 consolidated financial statements contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

As a result of our recurring net losses, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2015 and 2014, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationship on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

We have limited cash on hand and we continue to have significant net losses on a monthly basis.

We have limited cash available and anticipate running out of cash on hand prior to the end of July 2016. If we are unable to close on new financing, we may not be able to continue our operations, in which case the value of our business enterprise would be materially and adversely affected.

Our sales growth is currently lower than we projected, which has increased our need for additional financing.

Our sales growth is currently lower than forecasted, thereby reducing the anticipated cash flow and increasing the requirement for additional financing. If our sales do not increase, our needs for new financing will increase and we will run out of cash on hand sooner than currently projected. If our sales do increase, such increase may not be adequate to offset our negative cash flow. Inadequate sales growth could result in material adverse consequences to our ability to continue to operate.

We have a history of annual net losses which may continue and thus may negatively affect our ability to achieve our business objectives.

For the year ended December 31, 2015, we had revenue of $3.4 million and a net loss of $15.7 million. At December 31, 2015, we had a stockholders’ deficit of $24.5 million. For the year ended December 31, 2014, we had revenue of $3 million and a net loss of $8.5 million. At December 31, 2014, we had a stockholders’ deficit of $14.2 million.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business, financial condition or results of operations.

As a voluntary filer, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our notes could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

We evaluated deficiencies identified in connection with the preparation of our financial statements for the fiscal year ended December 31, 2015 in accordance with the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, because we:

•	Did not maintain sufficient and competent personnel with an appropriate level of experience and training in the application of US GAAP and SEC rules and regulations.

•	Did not have sufficient segregation of duties or compensating controls in the accounting and finance function due to limited personnel.

•

Did not maintain adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

•	Lacked documentation to support occurrences of monitoring processes and approval procedures, in order to demonstrate that internal controls were operating effectively.

Accordingly, we concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

Our actions to improve internal financial accounting controls may not be sufficient to mitigate these material weaknesses. There may be additional material weaknesses in our control environment now or in the future, requiring corrective action to improve our financial and accounting controls. In addition, implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting and information technology systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. Any failure to maintain adequate internal control over financial reporting, could increase our operating costs and could materially impair our ability to operate our business.

We will need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to stockholders, restrict our operations or adversely affect our ability to operate our business.

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

Our reliance on independent contract manufacturers to manufacture most of our products and components involves several risks, including:

•	inadequate capacity of our manufacturer’s facilities;

•	interruptions in access to certain process technologies; and

•	reduced control over product availability, quality, delivery schedules, manufacturing yields and costs.

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

In order to substantially grow our business, we will require additional funding. There can be no assurance that we will be able to raise any additional needed funds on acceptable terms or at all. The procurement of any such additional financing may result in the dilution of your ownership interest in us. Furthermore, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development of a new business. Some of the specific risks associated with our business include our:

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

We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and we may have difficulty paying our debts as they become due.

As of December 31, 2015, we had approximately $19.5 million in principal amount of debt. Approximately $8.6 million of debt is current, $5.5 million principal amount of debt matures or can be put to us in 2017 and approximately $5.5 million principal amount of debt matures or can be put to us in 2018. We had a net working capital deficit of approximately $14.7 million as of December 31, 2015. We have been unable to make interest payments on $6,580,000 in debt, under the Securities Purchase Agreement, due on April 1, 2016 and July 1, 2016 and principal payments due on July 1, 2016. We have also been unable to make $125,000 principal payment and outstanding royalty payments due on July 1, 2016 under our Royalty Obligation.

The level of and terms and conditions governing our debt:

•	require us to dedicate a substantial portion of future cash flow from operations to service our existing debt obligations and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;
•	increase our vulnerability to economic downturns or adverse developments in our business;
•	limit our ability to access the capital markets to refinance our existing indebtedness, to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or execution of our business strategy or for other purposes;
•	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;
•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or that have less restrictive terms governing their indebtedness and, therefore, that may be able to take advantage of opportunities that our indebtedness prevents us from pursuing;
•	limit management’s discretion in operating our business; and
•	Increase our cost of borrowing.

Any of the above listed factors could have a material adverse effect on our business, financial condition, cash flows and results of operations. Our ability to pay our expenses and fund our working capital needs and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as commodity prices, other economic conditions and governmental regulation. To the extent that the value of the collateral pledged under the existing debt declines, we may not be able to pledge additional collateral, and we cannot assure you that we will be able to maintain a sufficiently high valuation to maintain the full commitments. In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we are unable to service our indebtedness and other obligations, we may be required to restructure or refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity. We may not be able to restructure or refinance our debt, reduce capital expenditures, sell assets, borrow more money or raise equity on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness. In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness is uncertain and will be affected by our future performance and events or circumstances beyond our control. Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt. Any of the above risks could materially adversely affect our business, financial condition, cash flows and results of operations and could lead to a restructuring, which may include bankruptcy filing.

We have significant capital needs, and our ability to access the capital and credit markets to raise capital on favorable terms is limited by our debt level and industry conditions.

Disruptions in the capital and credit markets could limit our ability to access these markets or may significantly increase our cost to borrow. Our current financial situation could cause lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt around maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. Accordingly, even if we were able to access the capital markets, any attempt to do so could be more expensive or subject to significant delays. If we are unable to access the capital and credit markets on favorable terms or at all, it could materially adversely affect our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt.

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

We are a smaller company competing against large, well-established companies that are fiercely competitive, and we may not be able to compete effectively.

We are a smaller company operating in a market currently dominated by much larger companies including Essilor, Hoya, Zeiss and Luxottica. The size and financial strength of these competitors may enable them to offer incentives such as large scale free demonstrations that we may not be able to offer. In addition, these large corporations have the ability to spend significantly more on research and development and may develop a technology superior to that employed by us. In addition, these corporations have large, established sales forces that are highly-experienced in fending off competing, superior technologies. This is especially true in the optical and eyewear industry, which is very risk averse and where long-standing trusted supplier relationships are common.

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

Failure to establish, and perform to, appropriate quality standards to assure the highest level of quality in the design, manufacture and marketing of our products could adversely affect the results of our operations and adversely impact our reputation.

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

Our business has certain risk factors that differ from the core optical lens businesses operated by our competitors, including an unproven business model, and may produce operational results that are less than anticipated and result in the loss of market share to our competitors.

We have an unproven business model and operate in the new and largely untested market for cross-border optical hardware manufacturing and distribution services. As such, we are subject to all of the business risks and uncertainties associated with any new business enterprise and may not be able to operate successfully. We have generated losses since inception. We anticipate that we will continue to generate losses for the foreseeable future and will need additional funding to support the development of our business model. Although we believe that there will be demand for our services, no assurances can be made that we will ever generate positive cash flows or that we will produce the results anticipated in a timely fashion or ever.

Our future success and profitability depends on the continued services of members of our management and our ability to hire additional skilled personnel, as necessary.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at our laboratories and research centers could adversely affect our business. Our success is dependent in part on the efforts of key members of our management team. Our future success also depends on our continuing ability to attract, hire, efficiently train, and retain skilled research professionals, marketing personnel, as well as other qualified technical and managerial personnel. In the future, if competition for the services of these professionals increases, we may not be able to continue to attract and retain individuals in our market. Furthermore, if we had to replace any of our key employees, we would not be able to replace the significant amount of knowledge that such individual has about our operations or products. In addition, we would be forced to expend significant time and money in the pursuit of replacements, which would result in both a delay in the implementation of our business plan and the diversion of working capital. Our net revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with us or become unable or unwilling to continue their employment.

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

Our company has been the subject of litigation, which could adversely affect our business.

We could be adversely affected by future legal actions that could subject us to prolonged litigation that could adversely affect our business, results of operations and financial condition. In addition, litigation matters confronting members of the management team could adversely affect our human resources. See “Item 3 – Legal Proceedings” for additional information.

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

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of any product. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death. Claims may be made by patients, consumers or healthcare providers. Although we have product liability insurance that we believe is appropriate for our current level of operations, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, or at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant financial and other liabilities, which may materially harm our business. A product liability claim, product recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, operating results and prospects. We may be subject to claims even if the apparent injury is due to the actions of others. For example, we rely on the expertise of eye doctors such as optometrists, ophthalmologists and opticians, nurses and other associated medical personnel in connection with manufacturing of our products. Injuries that are caused by the activities of our suppliers may also be the basis for a claim against us. These liabilities could prevent, delay or otherwise adversely interfere with our product commercialization efforts, as well as result in judgments, fines, damages and other financial liabilities to us which would have a material adverse effect on our business, operating results and prospects. Defending a suit, regardless of merit, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in reduced acceptance of our products in the market. In addition to adversely impacting our business and prospects, such adverse publicity could materially adversely affect the value of our stock.

Our business, and that of physicians using our products, is subject to significant governmental healthcare regulation and noncompliance with such regulations, or substantial changes in these regulations, could cause our financial condition to suffer.

The healthcare industry is heavily regulated and changes in laws and regulations can be significant. Both us and the physicians who use our products must maintain and safeguard the confidentiality of all patient records, charts and other information generated in connection with the professional medical services provided by such physician, in accordance with federal and state confidentiality laws and regulations, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder. In addition, the development, marketing and use of our products is subject to various federal and state regulations, including laws and regulations prohibiting the practice of medicine by non-physicians, prohibitions concerning the kickback, rebate or division of fees between physicians and non-physicians, the manner in which a prospective user of our products may be solicited, the receipt or offering of remuneration as an inducement to refer patients, and self-referral for any person in connection with the furnishings of goods, services or supplies prescribed for medical diagnosis, care or treatment. Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided little clarification. Moreover, state and local laws vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately interpret applicable law, and some of our activities could be challenged. Any failure to comply with applicable regulations can result in substantial civil and criminal penalties. Non-compliance by us could have a material adverse effect on our financial condition and could result in the cessation of our business.

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

Healthcare regulation by federal and state governments could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

•	the federal Anti-Kickback Law, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);
•	federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•	HIPAA and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information; and
•	state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our ability to protect our proprietary discoveries and technologies affects our ability to compete and to achieve sustained profitability. Currently, we rely on a combination of U.S. patent applications, confidentiality or non-disclosure agreements, licenses, work-for-hire agreements and invention assignment agreements and other methods to protect our intellectual property rights. We also maintain certain company know-how, trade secrets and technological innovations designed to provide us with a competitive advantage in the market place. Currently, we have five pending U.S. patent applications and three pending international patent applications relating to various aspects of our business. While we may pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued, third parties may independently develop similar or competing technology that avoids our patents. The expiration of patents upon which we may rely for protection of key products could also diminish our competitive advantage and adversely affect our business and our prospects. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our pending patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection. We may not be able to properly execute our business plan if we do not obtain adequate protection of our intellectual property.

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

From time to time, the United States Supreme Court, the U.S. Court of Appeals for the Federal Circuit, other federal courts, the United States Congress or the United States Patent and Trademark Office (“USPTO”) may change the standards of patentability and any such changes could have a negative impact on our business.

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

Prior to the Merger, there has not been a public market for our securities. Our shares of common stock are thinly traded. Due to the illiquidity, the current stock price may not necessarily reflect the current value of the securities and should not be regarded as an indicator of any future market performance or value thereof. An active trading market for our securities may never develop or if it develops it may not be sustained, which could affect your ability to sell your securities and could depress the market price of your securities.

In addition, the stock market can be highly volatile. As a result, the market price of our securities can be similarly volatile, and investors in our securities may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our operating results;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;
•	ratings changes by any securities analysts who follow our Company;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	changes in operating performance and stock market valuations of other medical technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	changes in accounting standards, policies, guidelines, interpretations, or principles;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property or our products, or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	any major change in our board of directors or management;
•	future sales of shares of our common stock by us or our stockholders;
•	changes in the general economy and in the local economies in which we operate;
•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the stock markets, and in particular the market on which our common stock trades, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many medical technology companies. Stock prices of many similar companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business and adversely affect our business, results of operations, financial condition and cash flows.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Our shares trade on the OTCQB tier of the OTC Markets Group, Inc. Trading in our securities will be subject to the “penny stock” rules of the SEC, and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

The exercise and sale of shares of our common stock issuable pursuant to our stock options and warrants may adversely affect the market price of our common stock.

As of December 31, 2015, we have outstanding under our 2012 and 2015 Stock Option Plans, stock options to purchase an aggregate of approximately 1,444,000 shares of common stock at a weighted average exercise price of $0.46 per share and outstanding warrants to purchase approximately 12,939,000 shares of common stock at a weighted average exercise price of $1.73 per share. The exercise of the stock options and warrants and the sale of shares of our common stock issuable pursuant to them would reduce a stockholder’s percentage voting and ownership interest.

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

As of December 31, 2015, we owed an aggregate principal amount of approximately $19.5 million pursuant to various debt and finance agreements. To the extent that some or all of such debt is converted into shares of common stock in the future, the issuance of shares of our common stock would reduce a stockholder’s percentage voting and ownership interest. Further, the conversion price could be at a lower price than the trading price of our common stock. The conversion, or potential conversion, of these debt instruments could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

We have provisions in our articles of incorporation that substantially limits the personal liability of members of our board of directors for violations of their fiduciary duty of care as a director and that allow us to indemnify our officers, directors, employees and third parties subject to the discretion of our board of directors.

Certain provisions in our articles of incorporation could make it very difficult for you to bring any legal actions against our directors for such violations or could require us to pay any amounts incurred by our directors in any such actions. Pursuant to our articles of incorporation and by-laws, members of our board of directors will have no liability for violations of their fiduciary duty of care as a director, except in limited circumstances. This means that you may be unable to prevail in a legal action against our directors even if you believe they have breached their fiduciary duty of care. In addition, our articles of incorporation and by-laws allow us to indemnify our directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our officers, directors, employees or certain third parties, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

As a public company, we incur additional cost and face increased demands on our management and key employees.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), as well as rules implemented by the SEC, impose various requirements on public companies. Our management and other personnel will devote substantial amounts of time to these requirements. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. We expect these requirements to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. If our profitability is harmed by these additional costs, it could have a negative effect on the trading price of our common stock.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. The measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We do not own any real estate or other physical properties. We and our wholly owned subsidiaries operate from leased space. Until March 8, 2016, we maintained our corporate office at 7501 Esters Boulevard, Suite 100, Irving, Texas 75063. Our telephone number is 817-251-4333 and our fax number is 817-488-4690. Our office space at this location consists of approximately 4,500 square feet and costs us approximately $11,300 per month. The lease expired on March 31, 2016.

On March 8, 2016, we moved our corporate office to 14401 W. Beltwood Parkway, Farmers Branch, TX 75244. The current office space at this location consists of approximately 15,500 square feet and costs us approximately $10,400 per month. The lease is set to expire on February 29, 2019.

In conjunction with our acquisition of Optima in March 2013, we assumed a facility lease with an unrelated third party at 111 Research Drive, Stratford, CT 06615. The current office space at this location consists of approximately 10,200 square feet and costs us approximately $8,513 per month. The lease expired on May 31, 2016.

We believe that both our existing and new facilities are suitable and adequate to meet our current business requirements.

Available Information

We maintain websites at http://www.pfoglobal.com/ and http://www.optimainc.us/. The information contained on those websites is not deemed to be a part of this Annual Report on Form 10-K. We make available, free of charge, our Annual Report on Form 10-K Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at http://www.pfoglobal.com/ as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the SEC.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we have been and may become involved in legal proceedings arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, except as described below we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

VSP Labs, Inc.

On April 20, 2012, Optix sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) for $6,000,000 payable in bi-annual installments of $1,000,000 through October 15, 2014 net of credits and incentives as defined in the TTDA. In accordance with the TTDA, we were required to perform additional production and customization of the software technology over the agreement term.

On October 25, 2013, VSP filed a lawsuit against Optix in the Superior Court of California, County of Sacramento – Unlimited Civil Division. The lawsuit alleges, among other things, that Optix has failed to provide certain services under the TTDA between the parties which allegedly triggered the right of VSP to perform such services on its own or to engage third parties to render such services. The lawsuit seeks declaratory relief to establish that VSP was entitled to perform the services that Optix allegedly failed to perform and also seeks to establish that VSP is entitled to deduct the fees and expenses associated with the performance of such services from the payments that VSP is otherwise required to make under the terms of the TTDA, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. On December 23, 2014, we filed a cross complaint against VSP seeking damages based on breach of contract and unfair business practices. On June 17, 2015, we participated in a mediation with VSP to try and resolve the case. A trial date of October 31, 2016 has been set by the court. We plan to vigorously protest VSP’s claim and continue to pursue the uncollected portions under the TTDA as well as damages under its cross complaint. We are unable to express an opinion as to the likely outcome of this claim. An unfavorable outcome could have a materially adverse effect on our financial position and results of operations.

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against Pro Fit Optix, Inc. in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in Optix, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015. As of December 31, 2015, the outstanding balance was $70,000. The Company is currently in default under this agreement and Waud has instituted legal proceedings to obtain a judgement.

Denton-Harvest

Rudolf Suter, our former Chief Executive Officer, is the defendant in a civil action in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiffs, Peter Denton and Harvest Investors, L.P., since January 27, 2012, have filed garnishments related to payments from Pro Fit Optix, Inc. to Mr. Suter on several occasions. The plaintiffs have also alleged fraudulent conveyances of funds from Mr. Suter to his wife through a “conspiracy” with us. Plaintiffs seek approximately $676,000 plus costs from us, Mr. Suter and his wife. We plan to protest the plaintiffs’ claims. We are unable to express an opinion as to the likely outcome of this claim. A trial date of June 5, 2017 has been set by the court.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently available for quotation on the OTCQB tier of the OTC Markets Group, Inc. under the symbol “PFGB.” Prior to July 6, 2015, our common stock was available on for quotation on the OTC Markets under the symbol “ENRG.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The stock prices below were retroactively adjusted to reflect the stock split that occurred on July 6, 2016.

	Fiscal Year 2015
	High	Low
First Quarter	$46.15	$9.23
Second Quarter	$11.54	$5.38
Third Quarter	$6.15	$0.08
Fourth Quarter	$2.25	$0.55

	Fiscal Year 2014
	High	Low
First Quarter	$53.85	$13.08
Second Quarter	$48.46	$20.77
Third Quarter	$44.62	$17.69
Fourth Quarter	$57.69	$11.54

On June 27, 2016, the closing sale price of our common stock, as reported by the OTC Markets, was $0.45 per share. On June 27, 2016, there were 209 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management’s current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause or contribute to these differences include those set forth under “Risk Factors” in Part I, Item 1.A of this Annual Report on Form 10-K, as well as those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time.

Overview

We are an innovative manufacturer and commercial provider of advanced prescription lenses, finished eyewear and vision technologies targeted towards the global optometrists’ marketplace. Our uniquely interactive manufacturing, fulfillment and proprietary online ordering systems combine with our eyewear lens product lines, are intended to meet the needs of a broad array of eyewear markets, from the offices of independent eye care professional to U.S. healthcare entitlement programs, such as Medicaid and Medicare.

Headquartered in Dallas, Texas, we provide eyewear and prescription lenses to eye care professionals and prescription laboratories. We have developed proprietary cloud based software and electronic devices to streamline logistics and reduce costs for our customers. Additionally, we offer a high-resolution polycarbonate lens that we believe has lower distortion than competing lenses. We believe that the combination of high quality lenses at low price points combined with our proprietary software and electronic devices enable independent eye care professionals to compete more effectively with large retail chains in the eyewear industry. Further, we believe that our low price points enable us to participate in the United States Medicaid and Medicare programs, as well as insurance programs mandated by the Patient Protection and Affordable Care Act which requires pediatric vision coverage.

We have losses from inception and have an accumulated deficit of $33.8 million as of December 31, 2015. Until we are able to generate revenues that result in positive margins from the sale of eyewear and prescription lenses that exceed operating costs, profitable operations will not be attained. We will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our common stock in the public market could have an adverse effect upon the market price of our common stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

The market price of our common stock is volatile because we have a very small public float and a limited trading market. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, and litigation may have a significant impact on the market price of the shares of our common stock.

Summary of Recent Developments

Completion of Merger

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PFO Global, Inc., formerly Energy Telecom, Inc. (the “Company”), and PFO Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, the Company completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became a wholly-owned subsidiary of the Company (the “Merger”). Following the Merger, the former PFO Global, Inc. equity holders owned approximately 8% of the outstanding shares of the Company’s common stock immediately following the Merger.

For accounting purposes, the Merger was recognized in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, PFO Global, Inc. has been recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer. As such, the historical financial statements of Holding will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2015 presented in this Form 10-K reflect the operations of Holding for the period from January 1, 2015 through June 30, 2015, and the operations of the post-combination Company for the period of June 30, 2015 through December 31, 2015. The results of the Company for the fiscal year ended December 31, 2015 are compared to the financial results for Holding for the fiscal year ended December 31, 2014.

Debt Financing

Subsequent to the Merger, we have sold an aggregate of approximately $6.6 million in principal amount of an 8% original issue discount senior secured convertible debenture, and incurred debt issuance costs of $.7 million. For further details on the senior secured convertible debenture, refer to Note 7 of the notes to the consolidated financial statements.

Critical Accounting Estimates and Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission ("SEC"), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 2 to our consolidated financial statements contained herein for further discussion regarding our critical accounting policies and estimates.

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with our board of directors and our audit committee.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Recent Accounting Pronouncements

See Note 2 of the Notes to our consolidated financial statements for information about recent accounting pronouncements.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

Sales

Sales for the year ended December 31, 2015 were $3.4 million, compared to net sales of $3.0 million for the year ended December 31, 2014. The 13% increase is due primarily to an increase in sales of prescription lenses and complete eyewear partially offset by a decrease in safety kiosk software development.

Cost of Goods Sold

Cost of Goods sold for the year ended December 31, 2015 was $2.3 million, compared to cost of goods sold of $2.06 million for the year ended December 31, 2014. The increase in cost of sales is primarily due to higher sales.

Gross Profit

Gross profit for the year ended December 31, 2015 was $1.08 million, compared to gross profit of $0.9 million for the year ended December 31, 2014. The 17% increase is primarily due to increased sales and improvement of the gross profit percentage related to product mix and a reduction in eyewear frame kit samples and lower freight costs.

Operating Expenses

For the years ended December 31, 2015 and 2014, operating expenses totaled $12.1 million and $7.2 million respectively, representing a year to year increase of $4.9 million. This increase is due primarily to a $4.1 million goodwill impairment charge related to goodwill booked at the Merger, $0.97 million increase in personnel costs, $0.15 million increase in general and administrative expense primarily related to increased travel, professional fees, insurance, rent and other operating expenses, offset by reduced research and developments costs of $0.3 million.

Other (Income) and Expense

Other expense was $4.6 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively. This increase is due primarily to a $2.7 million increase in interest expense, including amortization of debt discount and debt issuance costs, $0.6 million increase in loss on debt extinguishment expense offset by $0.96 million increase in the fair value of derivative instruments.

Net Loss

For the year ended December 31, 2015, we had net loss of $15.7 million ($0.88 per share of common stock) as a result of the foregoing, compared to net loss of $8.5 million ($0.57 per share of common stock) for the year ended December 31, 2014, an increase of 85%.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years ended December 31 (in millions)
	2015	2014

Total cash provided by (used in):
Operating activities	$(6.83)	$(5.22)
Investing activities	(0.06)	(0.18)
Financing activities	6.84	5.38
Net decrease in cash and cash equivalents	$(0.05)	$(0.02)

Historically, we have financed our operations primarily through private placements of our equity and borrowings under various debt instruments. For the year ended December 31, 2015, we used $6.83 million for operating activities and ended the period with $26,250 in cash and cash equivalents. As of December 31, 2015, we had working capital deficit of approximately $14.7 million. We currently use approximately $600,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect that our burn rate will remain relatively consistent for the next twelve months.

We believe that we have the ability to raise additional capital that will be sufficient to meet our anticipated cash needs for at least the next 12 months, although there are no assurances that we will be able to raise the capital on terms acceptable to us or at all. The Company has raised approximately $2.2 million through the issuance of convertible debentures subsequent to December 31, 2015. If we are unable to raise additional capital, our business, operating results, and financial condition would be materially adversely affected. These factors raise substantial doubt about our ability to continue as a going concern. For information regarding our ability to continue as a going concern, please refer to Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Operating Activities

For the year ended December 31, 2015, operating activities used $6.83 million in cash as a result of a net loss of $15.7 million, adjusted by non-cash items such as goodwill impairment of $4.1 million, amortization of debt discount and debt issuance costs of $3.2 million, gain in fair value of derivative liability of ($1.0 million), loss on extinguishment of debt of $0.6 million, shares issued in exchange for services and compensation of $0.34 million, accrual of interest due to related parties of $0.3 million and depreciation and amortization of $0.2 million. This net cash use was partially offset by an increase in operating cash generated by changes in other operating assets and liabilities of $0.75 million.

For the year ended December 31, 2014, operating activities used $5.2 million in cash as a result of a net loss of $8.5 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $1.3 million, depreciation and amortization of $0.3 million, accrual of interest due to related parties of $0.3 million, and provision for doubtful accounts of $0.1 million. This net cash used was partially offset by an increase in operating cash generated by changes in other operating assets and liabilities of $1.25 million.

Investing Activities

For the year ended December 31, 2015, we used $63,000 for the purchase of business software, servers, network, lab and production equipment

For the year ended December 31, 2014, we used $175,000 for the purchase of business software, servers, network, lab and production equipment.

Financing Activities

Our financing activities for the year ended December 31, 2015 resulted in net cash of $6.84 million related to proceeds of $8.5 million from issuance of various notes payable, partially offset by $0.6 million in loan repayments and $1.1 million in debt issuance costs.

Our financing activities for the year ended December 31, 2014 resulted in net cash of $5.4 million related to proceeds of $6.2 million from issuance of various notes payable, partially offset by $0.2 million of loan payments and $0.65 million in debt issuance costs.

Going Concern Consideration

In their report dated July 8, 2016, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying consolidated financial statements, we had a net loss of approximately $15.7 million and net cash and cash equivalents used in operations of approximately $6.83 million for the year ended December 31, 2015. We have a working capital deficit of approximately $14.7 million and stockholders’ deficit of approximately $24.5 million as of December 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern.

Historically, we have been dependent upon our ability to raise sufficient capital to continue our product and business development efforts. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, reduce expenses, increase our revenue and develop new customers.

We have raised approximately $6.84 million and $5.4 million, respectively, net of debt issuance costs and repayments, in the years ended December 31, 2015 and December 31, 2014, respectively, through the issuance of promissory notes and amendments to the Royalty Purchase Agreement (see Notes 7 and 8). However, there can be no assurance that we will be successful in raising additional funds.

Our management believes that personnel reductions, consolidation of locations and actions presently being taken by us to raise capital will provide, sufficient liquidity, in the future, for us to continue to execute its business plan. However, there can be no assurances that our management’s plans will be achieved.

Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Debt Obligations

As of December 31, 2015, the principal amount due under the Company’s promissory notes was $19.5 million, before debt discounts and debt issuance costs of $3.1 million. For information regarding such notes, please refer to Notes 7, 8 and 9 to our consolidated financial statements. The following table provides information regarding annual required repayments under the promissory notes, as of December 31, 2015:

2016	$8,571,641
2017	5,476,912
2018	5,464,251
Thereafter	-
Total	$19,512,804

Series A Private Placement

On various dates from May 1, 2014 through September 19, 2014, we issued and sold 299.25 investment units to accredited investors (the “Series A Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Series A secured promissory note in the principal amount of $10,000 (the “Series A Note”), (ii) five year Class A warrants to purchase 6,250 common shares at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance (the “Class A Warrants”), and (iii) five-year Class B warrants (“Class B Warrants”) to purchase 1,756.6 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance.

In January 2015, we amended certain of the Series A Notes. Note holders representing $970,000 of outstanding principal entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of our company, the outstanding principal and interest will automatically convert into shares of our common stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of our common stock in the initial public offering or (ii) in the event of an acquisition, 80% of the per share valuation of our company in connection with the acquisition.

Further, note holders representing $1,285,000 of outstanding principal entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon our initial public offering or cash acquisition of our Company, the outstanding principal and interest may, at the holder’s option, convert into shares of our common stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of our common stock in the initial public offering or (ii) in the event of an acquisition, 80% of the per share valuation of our Company in connection with the acquisition. Such amendments were accounted for as modifications of debt.

In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 1,039,063 common shares to note holders and 83,125 common shares to the private placement agent at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was approximately $132,000 and was included in derivative liabilities on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015.

Also, in May 2015, we amended certain of the Series A Notes whereby each Series A Note matures on the earlier of: (i) the 24-month anniversary of the issuance date; (ii) the completion of any acquisition, merger or consolidation of our Company in which the collective ownership of our Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; (iii) thirty (30) days following the funding of any financing that results in a listing on a national exchange (i.e., the Nasdaq or NYSE); or (iv) the sale of all or substantially all of our assets in one transaction or in a series of related transactions. Such amendments were accounted for as extinguishments of debt and a loss of approximately $408,000 was recorded based on the reacquisition price of approximately $2,993,000 and the net carrying amount of the extinguished debt of approximately $2,585,000.

In conjunction with the amendments, we issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 common shares to note holders and 149,625 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 common shares to note holders and approximately 42,053 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $242,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015 The fair value of the Class B Warrants was approximately $747,000 on the issuance date which is included in stockholders’ deficit in our consolidated balance sheets at December 31, 2015.

In June 2015, we amended the maturity date of each Series A Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 150,125 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $17,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015.

Secured Bridge Private Placement

On various dates from September 19, 2014 through November 18, 2014, we issued and sold 115.5 investment units to accredited investors (the “Secured Bridge Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a secured promissory note in the principal amount of $10,000 (the “Bridge Note”), (ii) five-year Class A Warrants to purchase 6,250 common shares, and (iii) five-year Class B Warrants to purchase 1,756.6 common shares.

In May 2015, we were not in compliance with certain of the Bridge Note terms, and the notes were amended, curing the default and modifying the maturity date of the notes whereby each Bridge Note matures on the earlier of: (i) the receipt of funds from accounts receivable in the aggregate principal amount then outstanding of all Bridge Notes; (ii) the receipt of gross proceeds from any accounts receivable financing or factoring financing in an amount equal to at least the aggregate Bridge Note principal; (iii) thirty (30) days following the funding of any financing that results in a listing on a national exchange; (iv) the sale by the Company of all or substantially all of our assets in one transaction or in a series of related transactions; (v) the completion of any acquisition, merger or consolidation of the our Company in which the collective ownership of our Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; and (vi) January 1, 2016. Such amendments were accounted for as extinguishments of debt and a loss of approximately $176,000 was recorded based on the reacquisition price of approximately $1,155,000 and the net carrying amount of the extinguished debt of approximately $979,000.

In conjunction with the amendments, we issued (i) five year Class A Warrants to purchase an aggregate of 721,875 common shares to note holders and approximately 57,750 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 202,888 common shares to note holders and approximately 16,231 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $93,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015 (see Note 13). The fair value of the Class B Warrants was approximately $287,000 on the issuance date which is included in stockholders’ deficit in our consolidated balance sheets at December 31, 2015.

In June 2015, we further amended the maturity date of certain Bridge Notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In July 2015, a note with an original principal amount of $125,000 was repaid.

In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 643,750 common shares to note holders and 57,750 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $82,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015.

Convertible Notes Private Placement

On various dates from January 1, 2015 through June 30, 2015, we issued and sold 179.5 investment units to accredited investors (the “Convertible Notes Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a convertible promissory note in the principal amount of $10,000 (the “Convertible Note”) and (ii) five year Class C warrants to purchase 1,502.6 common shares, exercisable in whole or in part as of the date of issuance (the “Class C Warrants”). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 269,717 common shares. In connection with the Convertible Note Private Placement, the Company issued to the placement agent (i) five-year Class C Warrants to purchase an aggregate of 21,577 common shares.

Each Convertible Note bears interest at a rate of 9% per annum and matures on the 12-month anniversary of the issuance date unless converted into equity upon an initial public offering of our securities or a cash acquisition of our company. The terms of the Convertible Notes provide that the unpaid principal and interest amounts will automatically convert into shares of our common stock at a per share conversion price equal to (i) in the event of an initial public offering, eighty percent (80%) of the offering price of our common stock in the initial public offering or (b) in the event of an acquisition, 80% of the per share valuation of the our company in connection with the acquisition.

The terms of the Class C Warrants provide that the exercise price of each warrant shall mean (i) if the warrant becomes exercisable on the Company’s initial public offering date, 110% of the per warrant share offering price of our securities in its initial public offering, (ii) if the warrant becomes exercisable upon the occurrence of an acquisition of our Company, the lower of (x) 20% discount to the warrant share valuation in the acquisition and (y) a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on the date of the acquisition, and (iii) if the warrant becomes exercisable on the June 30, 2015, a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on June 30, 2015. At the time of issuance, we determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature.

We accounted for the borrowing under the Convertible Notes and the Class C Warrants in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class C Warrants is considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the Class C Warrants was immaterial on the issuance dates and December 31, 2015. We used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants.

Proceeds received from the Convertible Note Private Placement were approximately $1,565,000, net of related costs of approximately $230,000. Debt issuance costs will be amortized to interest expense over the life of the Convertible Note.

In June 2015, we amended the maturity date of each Convertible Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity. Such amendments were accounted for as modifications of debt.

In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 102,250 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $12,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015.

Securities Purchase Agreement

On June 30, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which we sold an aggregate of $4,480,000 in principal amount of an 8% original issue discount senior secured convertible debenture, dated July 1, 2015 (the “Debenture”), for an aggregate purchase price of $4,000,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor a warrant, dated July 1, 2015 (the “SPA Warrant”), to purchase an aggregate of 2,240,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets.

On September 29, 2015, we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $1,120,000 in principal amount of a Debenture for an aggregate purchase price of $1,000,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor an additional SPA Warrant to purchase an aggregate of 560,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets.

On November 13, 2015, we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $252,000 in principal amount of a Debenture for an aggregate purchase price of $225,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor an additional SPA Warrant to purchase an aggregate of 126,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets.

On November 30, 2015, we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $728,000 in principal amount of a Debenture for an aggregate purchase price of $650,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor an additional SPA Warrant to purchase an aggregate of 364,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets.

Amounts of principal and accrued interest under the Debenture is convertible at the option of the Investor at any time into shares of our common stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by us (i) in a registered offering of our common stock or securities convertible into or exchangeable for shares of our common stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of our common stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the Effective Date of the original Securities Purchase Agreement (the “Effective Date”), the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of the Debenture.

Pursuant to the terms of the Debenture, we have agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

The SPA Warrants are exercisable for a period of five years from the Effective Date, at an initial exercise price (the “Exercise Price”) of $2.40 per share. In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of our common stock issuable under the SPA Warrant would be increased such that the aggregate Exercise Price payable under the SPA Warrant, after taking into account the decrease in the Exercise Price, would be equal to the aggregate Exercise Price prior to such adjustment. If at any time after the six month anniversary of the Effective Date there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of our common stock underlying the SPA Warrant, then the SPA Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

Our obligations under the Debenture are secured by a lien on all of our assets, including a pledge of the securities of our subsidiaries, pursuant to the terms of a Security Agreement (the “Security Agreement”) entered into as of the Effective Date between us and the Investor.

Pursuant to the terms of the Securities Purchase Agreement, the Investor received a right of first refusal to purchase up to 100% of the securities offered by us in future private placement offerings through the first anniversary of the Effective Date. In addition, from the Effective Date until the 12-month anniversary of the date our common stock is listed on Nasdaq or NYSE MKT, the Investor may, in its sole determination, elect to purchase, in one or more purchases, additional debentures with an aggregate subscription amount of up to $4,000,000, and SPA Warrants to purchase that number of shares of our common stock equal to the original principal amount of such additional debentures divided by $2.00. Subject to certain exceptions, the Company agreed (i) for a period of 180 days following the Effective Date, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock, and (ii) until such time as the Debenture and SPA Warrant are no longer outstanding, not to issue any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock at an effective per share purchase price of less than $2.40 (subject to adjustment for stock splits and the like), provided that after the time that the Debenture is no longer outstanding, the Company may receive a waiver from such restriction by paying the Investor an amount in cash equal to 15% of the purchase price paid by the Investor for the Debenture. If at any time during the period beginning on the six-month anniversary of the Effective Date and ending at such time as all of the shares of our common stock underlying the Debenture and the SPA Warrant (collectively, the “Securities”) can be sold without restriction or limitation pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), if we either (i) shall fail for any reason to satisfy the current public information requirements contained in Rule 144 or (ii) has ever been, or becomes in the future, an issuer described in section (i)(1)(i) of Rule 144, then we shall be obligated to pay to the Investor an amount in cash, as liquidated damages and not as a penalty, equal to 2% of the purchase price paid by the Investor for the Debenture per month until the applicable event giving right to such payments is cured (or the Investor is nonetheless able to transfer its Securities pursuant to Rule 144).

Also on the Effective Date, pursuant to the terms of the Securities Purchase Agreement, the Investor entered into a lock-up agreement (the “Investor Lock-Up Agreement”), pursuant to which it agreed, subject to certain exceptions and conditions, not to sell any of the Securities for a period commencing on the Effective Date and ending on the earlier of (i) the first anniversary of the Effective Date, (ii) the date on which we notify the Investor of our intention to redeem some or all of the outstanding principal amount of the Debenture pursuant to the terms thereof or (iii) a trading day on or after the nine month anniversary of the Effective Date on which either: (x) the aggregate dollar trading volume of our common stock since the Effective Date equals or exceeds $10,000,000 (provided that since the Effective Date, the closing bid price of our common stock has been equal to or exceeded $4.00 for a period of 30 consecutive trading days) or (y) the closing bid price of our common stock equals or exceeds $8.00 for a period of 30 consecutive trading days.

At the time of issuance, we determined that (i) the net share settlement (cashless exercise) provision on the SPA Warrants and (ii) the variable Debenture conversion price constituted derivative liabilities because the variable exercise price and variable Debenture conversion price features represent variable conversion features.

We accounted for the borrowing under the Debentures, the SPA Warrants and the conversion rights in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the SPA Warrants and the conversion rights are considered original issue discounts, required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the SPA Warrants and conversion rights were approximately $638,000 and $419,000, respectively, on the issuance dates, which was included in derivative liability on our consolidated balance sheets, and re-measured as of December 31, 2015 (see Note 13). We used a Binomial Lattice Valuation Model to calculate the fair value of the SPA Warrants.

Proceeds received from the Debentures were approximately, $4,108,000, net of related costs of approximately $710,000 and issue discounts of $1,762,000. Debt issuance costs will be amortized to interest expense over the life of the Debentures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PFO GLOBAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of PFO Global, Inc.

We have audited the accompanying consolidated balance sheets of PFO Global, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PFO Global, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, under existing circumstances there is substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2015. Management’s plans in regard to that matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 related to the accounting for debt issuance costs which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of long-term debt.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PFO Global, Inc.’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 8, 2016, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

/s/ Marcum llp

West Palm Beach, FL

July 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders

of PFO Global, Inc.

We have audited PFO Global Inc.’s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Annual Report on Internal Control Over Financial Reporting:

The Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, because the Company:

1.	Did not maintain sufficient and competent personnel with an appropriate level of experience and training in the application of US GAAP and SEC rules and regulations.
2.	Did not have sufficient segregation of duties or compensating controls in the accounting and finance function due to limited personnel.
3.	Did not maintain adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.
4.	Lacked documentation to support occurrences of monitoring processes and approval procedures, in order to demonstrate that internal controls were operating effectively.

The material weaknesses have been considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2015 consolidated financial statements, and this report does not affect our report dated July 8, 2016.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, PFO Global, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended of the Company and our report dated July 8, 2016 expressed an unqualified opinion on those financial statements. In addition, our report dated July 8, 2016 included emphasis of matter paragraphs regarding the Company’s ability to continue as a going concern and related to new accounting guidance adopted by the Company during the year ended December 31, 2015.

/s/ Marcum llp

West Palm Beach, FL

July 8, 2016

PFO Global, Inc.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash	$26,250	$75,536
Accounts receivable, net	485,192	410,547
Inventories	724,009	873,977
Prepaid expenses and other assets	104,546	240,145
Total current assets	1,339,997	1,600,205

Property and equipment, net	152,031	318,527
Deferred costs	293,732	293,732
Other assets	85,462	80,442

Total assets	$1,871,222	$2,292,906

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities, including $240,000 and $114,000 to related parties as of December 31, 2015 and 2014, respectively	$4,494,266	$3,408,674
Accrued interest, related parties	1,188,182	889,110
Note payable, related parties - current portion	-	3,133,408
Note payable, net of discount - current portion	6,705,000	2,307,304
Royalty obligation	1,750,000	-
Derivative obligation	1,769,000	1,134,690
General unsecured claims - current portion	26,641	42,335
Total current liabilities	15,933,089	10,915,521

Note payable, related parties - net of current portion	4,677,630	1,443,624
Note payable, net of discount - net of current portion	3,214,591	-
Deferred revenue	2,582,198	2,582,198
Royalty obligation	-	1,500,000
General unsecured claims - net of current portion	12,662	37,296
Total long term debt	10,487,081	5,563,118

Total liabilities	26,420,170	16,478,639

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized, 23.988 shares issued and outstanding as of December 31, 2015	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,417,506 and 14,131,038 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,842	1,413
Subscription receivable	-	(440,000)
Additional paid in capital	9,215,458	4,350,915
Accumulated deficit	(33,766,248)	(18,098,061)
Total stockholders' deficit	(24,548,948)	(14,185,733)

Total liabilities and stockholders' deficit	$1,871,222	$2,292,906

The accompanying notes are an integral part of these consolidated financial statements

PFO GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
REVENUE:
Sales	$3,369,975	$2,981,865

COST OF GOODS SOLD (excluding depreciation shown below)	2,290,982	2,058,927

Gross profit	1,078,993	922,938

OPERATING EXPENSES:
Selling, general and administrative expenses	7,742,145	6,922,573
Goodwill impairment	4,153,463	-
Depreciation	229,590	324,992
Total operating expenses	12,125,198	7,247,565

Loss from operations	(11,046,205)	(6,324,627)

OTHER INCOME (EXPENSE):
Other expense	(186,924)	(818)
Loss on extinguishment of debt	(583,326)	-
Gain from change in fair value derivative liabilities	1,015,599	52,206
Interest expense - related parties	(289,669)	(298,094)
Interest expense	(4,577,662)	(1,882,826)

Total other income (expense)	(4,621,982)	(2,129,532)

Net loss before provision for income taxes	(15,668,187)	(8,454,159)

Income tax (benefit)	-	-

NET LOSS	$(15,668,187)	$(8,454,159)

Net loss per common share, basic and diluted	$(0.88)	$(0.57)

Weighted average number of common shares outstanding, basic and diluted	17,812,071	14,777,787

The accompanying notes are an integral part of these consolidated financial statements

PFO GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid in	Subscription	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, January 1, 2014	-	$-	13,985,309	$1,399	$1,480,057	(440,000)	$(9,643,902)	$(8,602,446)
Issuance of warrants in conjunction with Series A private placement	-	-			1,147,921	-	-	1,147,921
Issuance of warrants in conjunction with Secured Bridge private placement	-	-			731,491	-	-	731,491
Reclassification of redeemable common shares upon expiration of put option	-	-	145,729	14	991,446	-	-	991,460
Net loss	-	-	-	-	-	-	(8,454,159)	(8,454,159)
Balance, December 31, 2014	-	-	14,131,038	1,413	4,350,915	(440,000)	(18,098,061)	(14,185,733)
Cancellation of shares subscribed	-	-	(1,175,234)	(118)	(439,882)	440,000		-
Issuance of warrants in connection with promissory notes	-	-	-	-	23,030	-	-	23,030
Issuance of warrants in connection with debt amendments	-	-	-	-	1,034,043	-	-	1,034,043
Issuance of shares in exchange for advisory services	-	-	346,631	35	228,741	-	-	228,776
Exercise of warrants into common shares	-	-	1,697,563	170	(170)	-	-	-
Shares issued in conjunction with acquisition	24	-	3,418,508	342	3,905,873	-	-	3,906,215
Stock based compensation	-	-	-	-	112,926		-	112,926

Repurchase of common shares	-	-	(1,000)	-	(18)		-	(18)
Net loss	-	-	-	-	-		(15,668,187)	(15,668,187)
Balance, December 31, 2015	24	$-	18,417,506	$1,842	$9,215,458	-	$(33,766,248)	$(24,548,948)

The accompanying notes are an integral part of these consolidated financial statements

PFO GLOBAL, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,668,187)	$(8,454,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,590	324,992
Stock based compensation	112,926
Loss on extinguishment of debt	583,326	-
Goodwill impairment	4,153,463	-
Shares issued for services rendered	228,776	-
Provision for doubtful accounts	97,277	90,383
Change in fair value of derivative liability	(1,015,599)	(52,206)
Interest expense, related parties	289,669	298,094
Amortization of debt issue costs	881,470	322,799
Amortization of debt discount	2,311,034	993,763
Write-off prepaid IPO costs	215,464	-
Changes in operating assets and liabilities:
Accounts receivable	(171,922)	(73,854)
Inventories	149,968	(37,374)
Prepaid expenses	(79,865)	(135,786)
Other assets	9,979	(4,161)
Accounts payable and accrued expenses	843,347	1,504,637
Net cash used in operating activities	(6,829,284)	(5,222,872)

CASH FLOWS FROM INVESTING ACTIVITIES:		-
Purchase of property and equipment	(63,094)	(175,340)
Net cash provided by financing activities	(63,094)	(175,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(18)	-
Proceeds from long term debt	8,543,970	6,258,531
Debt issue costs	(1,097,059)	(653,345)
Payments on long term debt	(603,801)	(224,017)
Net cash provided by financing activities	6,843,092	5,381,169

Net decrease in cash	(49,286)	(17,043)

Cash beginning of year	75,536	92,579
Cash end of year	$26,250	$75,536

Supplemental disclosures of cash flow information:
Interest paid	240,325	301,952
Income taxes paid	-	-

Non-cash investing and financing activities
Accrued but unpaid purchase price due to Optima, LLC related to acquisition	-	6,138
Debt issuance costs related to issuance of Class B warrants	147,879	250,760
Debt discount related to issuance of Class B warrants	909,194	1,628,652
Debt discount related to original issue discount on Hillair notes	705,000	-
Derivative obligation related to issuance of Class A warrants	593,335	1,186,896
Derivative obligation related to issuance of SPA warrants and variable conversion feature	1,056,574	-
Reclassification of redeemable common shares	-	991,460
Cashless exercise of Class B warrants	170	-
Cancellation of shares subscribed	440,000	-
Non-cash items related to acquisition
Patents	15,000	-
Goodwill	4,153,463	-
Assumption of liabilities	262,248	-
Fair value of preferred stock retained	1,650,000	-
Fair value of common stock retained	2,256,215	-

The accompanying notes are an integral part of these consolidated financial statements

PFO GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PFO Global, Inc., formerly Energy Telecom, Inc. (the “Company”), and PFO Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, the Company completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became a wholly-owned subsidiary of the Company (the “Merger”). Following the Merger, the former PFO Global, Inc. equity holders owned approximately 8% of the outstanding shares of the Company’s common stock immediately following the Merger.

For accounting purposes, the Merger was recognized in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, PFO Global, Inc. has been recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer. As such, the historical financial statements of Holding will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the fiscal year ended December 31, 2015 presented in the consolidated financial statements reflect the operations of Holding for the period from January 1, 2015 through June 30, 2015, and the operations of the post-combination Company for the period of June 30, 2015 through December 31, 2015. The results of the Company for the fiscal year ended December 31, 2015 are compared to the financial results for Holding for the fiscal year ended December 31, 2014.

PFO Global, Inc., formerly Energy Telecom, Inc., was incorporated in Florida on September 7, 1993 and reincorporated in Nevada on June 2, 2015 pursuant to an agreement and plan of merger between Energy Telecom, Inc. and its wholly owned subsidiary, Energy Telecom Reincorporation Sub, Inc., a Nevada corporation (“ET-NV”), whereby our Company merged with and into ET-NV with ET-NV as the surviving corporation that operates under the name “PFO Global, Inc.” Prior to the Merger, our mission was to monetize our global utility patent portfolio with claims covering certain features of intelligent eyewear.

We completed the Merger with Holding on June 30, 2015. Following the Merger, we began focusing our resources on the manufacturing and distribution of eyewear through proprietary manufacturing, ordering and delivery systems that reduce cost to eyewear providers, through Pro Fit Optix, Inc. (“Optix”), Holding’s wholly-owned subsidiary.

Optix, a Wyoming corporation, was incorporated on May 7, 2009. On February 9, 2011, Optix filed a voluntary petition for reorganization pursuant to a Chapter 11 Plan of Reorganization as entered in Optix’s bankruptcy in case no. 11~13387 under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. On May 2, 2011, Optix filed a Plan of Reorganization which was approved in August 2011. Pursuant to the Plan of Reorganization, debtor-in-possession financing was provided by HCA DIP Capital Fund, LLC.

Holding, a Florida limited liability company, was formed on February 9, 2011. Holding was previously known as HCA DIP Capital Fund, LLC which was formed to provide and did provide debtor-in-possession financing as a lender to Optix. The members of HCA DIP Capital Fund, LLC were majority stockholders of Optix prior to its reorganization.

On May 17, 2012, Optix successfully emerged from bankruptcy and, in exchange for the outstanding debtor-in-possession financing, issued all of the outstanding shares of its new common stock to Holding and became a wholly owned subsidiary of Holding.

Three additional wholly-owned subsidiaries of Holding, PFO Technologies, LLC (“Tech”), PFO Optima, LLC (“Optima”), and PFO MCO, LLC (“MCO”), were incorporated on February 17, 2014, May 23, 2013 and July 5, 2013, respectively.

The Company manufactures and delivers complete eyewear, prescription lenses and related services to the managed care insurance industry, which services the Medicaid and Medicare entitlement programs, independent eye care providers and accountable care organizations. Optima distributes distortion free polycarbonate lenses under the Resolution® brand name. Tech’s focus is on the development of disruptive technologies for the eyewear industry and supports the research and development of other business units of the Company.

The developed products currently include:

•	SmartCalc - proprietary software used to manufacture fully digital lens designs. Certain Company lenses are produced following the SmartCalc software calculation.

•	SmartEyewear Online Ordering System - a business-to-business online ordering software system which allows eye care providers to quickly provide all necessary information for each patient’s eyewear package and unique use. It integrates the optical provider directly with the PFO worldwide lab system. The Company utilizes this system for all of its electronic ordering.

The Company is headquartered in Dallas, Texas where primarily all corporate functions are performed as well as the support, sales and warehousing for all MCO and Tech products and services. Optima has a facility in Stratford, Connecticut of which the primary function is to support the sales, administration and warehousing of the Optima products. The Company utilizes a third party frame provider, Hong Kong Optical Lens Co. in Shenzhen, China (“HKO”) which sells frames to the Company and warehouses them in their facility until such time as the frames are released to designated laboratories to be fit with a lens. HKO is responsible to track and manage inventory on behalf of the Company from the point of purchase to the shipment of the frames to the laboratories.

All membership unit amounts have been restated to reflect the equivalent number of common shares to provide comparative information. All per share amounts are post Merger and post the stock split that occurred on July 6, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of PFO Global, Inc. and its wholly owned subsidiaries: Pro Fit Optix Holding Company, LLC, Pro Fit Optix, Inc., PFO MCO, LLC, PFO Optima, LLC and PFO Technologies, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Business Combinations

Results of operations for acquired companies are included in the Company’s consolidated results of operations from the date of acquisition. The Company recognizes separately from goodwill, any identifiable assets acquired, including acquired in-process research and development, and the liabilities assumed in the acquiree generally at the acquisition date fair values as defined by accounting standards related to fair value measurements. As of the acquisition date, any goodwill is measured as the excess of consideration given, generally measured at fair value, net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. Direct acquisition costs are expensed as incurred.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company and its Chief Executive Officer view the Company’s operations and manage its business as one operating segment. All revenues and long-lived assets of the Company are earned and reside in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include the allowance for doubtful accounts, sales allowances, recoverability of long lived assets and goodwill, valuation allowance for deferred income tax assets, fair value of assets acquired and liabilities assumed, fair value of derivative liabilities and valuation of stock options and equity transactions. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions which balances may exceed the federally insured limits. Federally insured limits are $250,000 for interest and noninterest deposits. At December 31, 2015, the Company had no deposits in excess of federally insured limits.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company’s allowance for doubtful accounts was approximately $275,000 and $410,000 at December 31, 2015 and December 31, 2014, respectively.

Inventories

Inventory is comprised of finished goods frame and lens inventory at December 31, 2015 and 2014. In assessing the value of inventories, the Company makes estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, the Company reviews the carrying value of its inventory, measuring number of months on hand and other indications of salability. The Company reduces the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories consist of finished product and are stated at the lower of cost, determined using the first-in first-out method, or market. During the years ended December 31, 2015 and 2014, the Company wrote down inventory of approximately $381,000 and $0 respectively which is recorded in cost of goods sold in the accompanying consolidated statements of operations.

Debt Issue Costs

The Company amortizes debt issue costs to interest expense over the life of the associated debt instrument.

Shipping and Handling Costs

The Company charges customers for shipping and handling costs except for orders that are shipped directly to customers from the Company’s third party lens provider, HKO. Shipping and handling costs are classified as Revenues and Cost of Goods Sold in the Consolidated Statements of Operations.

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

The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment is assessed by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples.

Pursuant to the terms of the Merger Agreement, at the Effective Date, the assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition based on management’s estimates of such fair values. The excess of purchase price over the fair value of net assets acquired amounting to approximately $4,153,000 was recorded as goodwill (see Note 3). Since the acquisition, the Company has experienced continuing losses and operating cash flow deficits, has reduced expenses through layoffs, reduced research and development has not been able to monetize nor does it expect to monetize in the near future the customer relationships it gained from the Merger and is in the process of consolidating facilities. The Company's annual impairment test of goodwill was completed as of December 31, 2015 and impairment charges of $4.1 million were determined to be necessary for the year ended December 31, 2015. The Company had no goodwill at December 31, 2014. The following table summarizes the change in goodwill from the acquisition date:

Goodwill as of December 31, 2014	$0
Acquisition	$4,153,463

Goodwill Impairment	$(4,153,463)
Goodwill at December 31, 2015	(0)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the years ended December 31, 2015 and 2014.

Research and Development

Research and development costs relate to products under development by the Company and software development costs for which technological feasibility has not been established. Research and development costs are expensed as incurred and totaled approximately $0 and $341,000 for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates based on the actual results obtained and or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company did not record any interest or penalties on uncertain tax positions in the accompanying consolidated balance sheets and statements of operations for the years ended December 31, 2015 and 2014, respectively. Federal, state and local authorities may examine the Company’s income tax returns for three years from the date of filing. The December 31, 2014 tax returns and prior three years remain subject to examination as of December 31, 2015.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive shares outstanding. As of December 31, 2015 and 2014, respectively, dilutive shares outstanding, whose impact was antidilutive, include options to purchase the Company’s common stock (“Options”) and warrants to purchase the Company’s common stock (“Warrants”). The dilutive impact of the Options and Warrants is determined by applying the “treasury stock” method.

The computation of the loss per share for the years ended December 31, 2015 and 2014, respectively, and excludes the following Options and Warrants because their inclusion would be anti-dilutive:

	December 31, 2015	December 31, 2014

Options	1,444,130	75,130
Warrants	12,939,297	4,508,213
Total	14,383,427	4,583,343

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

Technology Sales

Revenue and the related cost of sales on sales of the Company’s laser tracing system, eyeX3, are recognized when risk of loss and title passes, which is generally at the time of shipment. This product was discontinued in 2015 due to poor market demand.

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

Deferred Revenue and Costs

On April 20, 2012, Optix sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) (see Note 10). In accordance with the TTDA, the Company was required to perform additional production and customization of the software technology over the agreement term. The software technology required significant customization and development on the effective date and in accordance with ASC 605-35, the Company has accounted for the TTDA under the completed contract method. The Company and VSP are currently in litigation regarding the TTDA and the outcome is uncertain. Because of the uncertainties that exist under the contract, payments received and costs incurred under the TTDA have been deferred and will be recognized when the TTDA is considered complete and the litigation with VSP is settled.

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

Advertising Costs

Advertising expenses are charged to expense as incurred. Advertising expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations amounted to approximately $114,000 and $123,000, for the years ended December 31, 2015 and 2014, respectively.

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

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In February 2015, FASB issued ASU No. 2015-02 (“ASU 2015-02”), “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect that this ASU will have a significant impact on the consolidated financial statements upon adoption.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company adopted this new standard as of December 31, 2015. As of December 31 2015 and 2014, approximately $534,000 and $581,000 of debt issuance costs were recorded as a deduction of long term debt.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current "lower of cost or market" guidance. For public entities, ASU No.2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its consolidated financial statements and disclosures

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”) which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. ASU 2015-16 also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2016. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, `Balance Sheet Classification of Deferred Taxes" (“ASU 2015-17”) simplifying the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Under prior guidance, an entity was required to separate deferred income tax liabilities and assets into current and non-current amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The guidance maybe applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the new guidance on a prospective basis for its year ending December 31, 2015. Financial statements for prior periods were not retrospectively adjusted. The new guidance had no impact on the Company's consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”). Under the new guidance, at the commencement date, lessees will be required to recognize a leases liability, which is a lessee’s obligation to make lease payments arising from a leases, measured on a discounted basis,; and a right-to-use asset, which is an asset that represented the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Going Concern and Management’s Liquidity Plans

As of December 31, 2015, the Company had cash of $26,250 and working capital deficit of approximately $14.7 million. During the year ended December 31, 2015, the Company used net cash in operating activities of $6.8 million. The Company has not yet generated any significant, on-going revenues, and has incurred net losses since inception. The Company has experienced continuing losses and has reduced expenses through layoffs, reduced research and development and is in the process of consolidating facilities.

During the year ended December 31, 2015, the Company raised $6.8 million in debt, net of repayments and issuance costs. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from issuance of notes payable. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. Since December 31, 2015, the Company has raised $2.2 million through issuance of notes payable. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – MERGER

Pursuant to the terms of the Merger Agreement on June 30, 2015, PFO Global, Inc. (“PFGB”) issued an aggregate of 14,999,998 shares (the “Merger Shares”) of PFGB’s common stock, par value $0.0001 per share (the “Common Stock”), to the holders, immediately prior to the Effective Date, of Pro Fit Optix Holding Company, LLC’s (“Holdings”) membership units and certain warrants to purchase Holding’s membership units (see Note 17), as consideration for the acquisition and the cancellation of such securities. Certain Holding convertible securities which did not convert into shares of Common Stock in the Merger (the “Non-Converting Securities”) were exchanged into like convertible securities to acquire 16,388,844 shares of Common Stock, at an exercise price per share appropriately adjusted.

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

Also pursuant to the terms of the Merger Agreement, at the Effective Date, PFGB expressly assumed all obligations of the Company under the Non-Converting Securities, including all of Holdings outstanding promissory notes. At the Effective Date, certain of the Holding’s officers and managers were appointed as officers and directors, respectively, of PFGB, and the prior officers and directors of PFGB resigned.

Also pursuant to the terms of the Merger Agreement, on the Effective Date, the Holding, Merger Sub, PFGB, and a third party (the “Account Advisor”) and an escrow agent (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the terms of the Escrow Agreement, the Escrow Agent will hold the Escrowed Shares in escrow, for release pursuant to written instructions provided from time to time by the Account Advisor. Any Escrowed Shares not released pursuant to such written instructions prior to the 18 month anniversary of the Effective Date shall be returned to the Company for cancellation. No escrow shares were released during 2015.

The shares retained by PFGB total 5,918,508 common share equivalents and were valued at approximately $3,906,000 based on a per share valuation of $0.66. The per share valuation was based on a discounted cash flow of estimated future financial results, valuation metrics of other companies in the same industry, a discount for lack of liquidity, the amount of outstanding debt, and other factors. PFGB also had liabilities of approximately $262,000 as of the Effective Date. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition based on management’s estimates of such fair values. The excess of purchase price over the fair value of net assets acquired amounting to approximately $4,153,000 was recorded as goodwill in the accompanying consolidated balance sheets for the period ended June 30, 2015. Transaction costs associated with this acquisition were expensed as incurred through the consolidated statements of operations for the year ended December 31, 2015 and totaled approximately $229,000.

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

Since the acquisition, the Company has experienced continuing losses and has reduced expenses through layoffs, reduced research and development and is in the process of consolidating facilities. In light of the cash constraints, the Company has not been able to monetize nor does it expect to monetize in the near future the customer relationships it obtained from the Merger. As a result the goodwill recognized at acquisition was determined to be impaired as of December 31, 2015.

The following unaudited pro forma financial information presents results for the year ended December 31, 2015 as if the acquisition of PFO Global, Inc. had occurred on January 1, 2015.

Pro Forma

Revenue	$3,369,975
Cost of Sales	2,290,982
Operating Expenses	12,607,975
Operating Loss	(11,528,982)
Non operating expenses	4,635,634
Loss before income taxes	(16,164,616)
Income taxes	-
Net Loss	$(16,164,616)

Note 4 – Accounts Receivable

Accounts receivable consist of the following as of:

	December 31,	December 31,
	2015	2014
Accounts receivable, trade	$756,788	$784,690
Other receivables	3,646	36,078
	760,434	820,768
Less allowance for doubtful accounts	(275,242)	(410,221)
Total	$485,192	$410,547

NOTE 5 – Accounts payable and accrued liabilities

Accounts payable and Accrued liabilities consist of the following as of:

	December 31,	December 31,
	2015	2014.
Accounts payable	$2,108,823	$2,060,636
Accounts payable, related parties	240,000	114,000
Payroll and related taxes	641,623	509,144
Accrued interest, third parties	1,179,994	264,312
Accrued other	323,826	460,582
Total	$4,494,266	$3,408,674

NOTE 6 – PROPERTY & EQUIPMENT

Property, plant and equipment consist of the following as of:

	December 31,	December 31,	Estimated
	2015	2014	Useful Lives
Furniture and fixtures	$149,447	$149,447	5 years
Leasehold improvements	33,694	33,694	3 years
IT equipment	236,652	229,386	3 years
Software	668,474	637,040	3 years
Lab and other equipment	173,773	149,380	3 years
	1,262,040	1,198,947
Less accumulated depreciation	(1,110,009)	(880,420)
	$152,031	$318,527

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following as of:

	December 31,	December 31,
	2015	2014
Short Term Notes Payable	$-	$62,894
Notes payable	225,000
Convertible promissory note	200,000	200,000
Promissory note	50,000	50,000
Series A notes	3,002,500	2,992,500
Secured bridge notes	943,370	1,155,000
Convertible notes	2,045,000	250,000
Senior secured convertible debentures	6,580,000	-
	13,045,870	4,710,394
Less debt issuance costs	(794,741)	(581,305)
Less debt discounts	(2,331,538)	(1,821,785)
Notes payable, less debt discounts and issuance costs	9,919,591	2,307,304
Less current maturities	(6,705,000)	(2,307,304)
Notes payable, less current maturities	$3,214,591	$-

The following table provides information regarding annual required repayments under the notes payable as of December 31, 2015:

2016	$6,705,000
2017	3,170,434
2018	3,170,436

$13,045,870

Amortization of debt discount and debt issuance costs was approximately $3,193,000 and $1,317,000 for the years ended December 31, 2015 and 2014, respectively.

Short Term Note Payable

On August 15, 2014, the Company entered into an agreement for a Business Loan with a financial institution for approximately $100,000. The Business Loan has an effective annual interest rate of 61% based on the repayment terms. Payments on the Business Loan in the amount of $609.09, including principal and interest, commenced on the first business day after the origination date and must be paid every business day until June 14, 2015, the maturity date. As of December 31 2015 and 2014, $0 and $62,894 was outstanding under the Business Loan.

Notes Payable

In May 2015, the Company entered into a promissory note (“Short-Term Promissory Note”) for a principal amount of $100,000 with a stated interest rate of 9%. The principal is due, as well as any earned but unpaid interest, on the earlier of: (i) the date that is six (6) months after the original issue date; (ii) the date on which any class of equity securities of the Company is initially registered under the Exchange Act; (iii) the completion of any acquisition, merger or consolidation of the Company, in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; or (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions.

In conjunction with the Short-Term Promissory Note, the Company issued (i) five year Class A Warrants to purchase an aggregate of 62,500 common shares at an exercise price of $1.60 per share and (i) five year Class B Warrants to purchase an aggregate of 17,566 common shares at an exercise price of $0.01 per share.

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

The relative fair value of the Class B Warrants was approximately $23,000 on the issuance date which is included in stockholders’ deficit in the Company’s consolidated balance sheets at December 31, 2015 (see Note 17). The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The fair value of the Class A Warrants was approximately $7,000 on the issuance date which was included in derivative liability on the Company’s consolidated balance sheets at the issuance date and re-measured as of December 31, 2015 (see Note 13). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants.

In June 2015, the Company amended the maturity date of the Short-Term Promissory Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity. Such amendment was accounted for as a modification of debt.

In conjunction with the amendment, the Company issued five year Class A Warrants to purchase an aggregate of 62,500 common shares to the note holder and approximately 5,000 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $8,000 and was included in derivative liabilities on the Company’s consolidated balance sheets at the issuance date and re-measured as of December 31, 2015.

In June 2015, the Company entered into a promissory note for a principal amount of $400,000 with the Royalty Obligation Purchaser (see Note 8). $275,000 of principal was repaid, as well as a $50,000 interest payment, in July 2015; and the remaining $125,000 principal amount is due on July 1, 2016. The Company was unable to make the July I, 2016 royalty payment under its Royalty Obligation. The Company is negotiating an extension to the due date. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the July 1, 2016 royalty payment and accordingly the outstanding royalty amount due under the Royalty Obligation has been presented as current in the Company’s consolidated balance sheets.

Convertible Promissory Note

On January 28, 2014, the Company entered into a convertible promissory note (“Convertible Note”) for a principal amount of $200,000 with a stated interest rate of 18%. The principal was due, as well as any earned but unpaid interest, on January 28, 2015. Interest was paid monthly beginning August 28, 2014. All obligations under the Convertible Promissory Note were secured by a first priority security interest in all inventory of Optima. In conjunction with the Convertible Note, the Company issued a five year warrant to purchase 57,820 common shares (approximately 0.4% of the Company's then total issued and outstanding common shares) for an exercise price of $1.00 per share

On January 20, 2015, the maturity date of the Convertible Note was amended to June 30, 2015. In April 2015, the maturity date of the Convertible Note was amended to May 1, 2016. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt.

Because of the variable nature of the embedded warrants, the Convertible Note has been accounted for in accordance with ASC 815.However, the fair value of the warrants of the Convertible Note (as determined using the Black Scholes valuation model) was determined to be nominal, therefore, no derivative liability or offsetting debt discount was included in the Company's consolidated balance sheet as of December 31, 2015 and 2014. Management will continue to measure the fair value of this instrument each reporting period through maturity date and record the impact under ASC 815 should the value become meaningful to the Company's consolidated financial statements.

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

Series A Private Placement

On various dates from May 1, 2014 through September 19, 2014, we issued and sold 299.25 investment units to accredited investors (the “Series A Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Series A secured promissory note in the principal amount of $10,000 (the “Series A Note”), (ii) five year Class A warrants to purchase 6,250 common shares at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance (the “Class A Warrants”), and (iii) five-year Class B warrants (“Class B Warrants”) to purchase 1,756.6 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance.

As a result of the Series A Private' Placement, the Company issued warrants to purchase an aggregate of 3,176,191 shares of common stock.

Each Series A Note bears interest at a rate of 9% per annum through December 31, 2014 and at a rate of 18% thereafter until maturity and matures on the earlier of (i) the 12-month anniversary of the issuance date, (ii) the closing by the Company of any debt or equity financings with aggregate gross proceeds of at least $3,000,000, and (iii) the completion of any or acquisition by a third party. All obligations under the Series A Note are secured by a first priority lien in all the assets of the Company, except with respect to the inventory of Optima.

The terms of the Class A Warrant provide that, in the event the Company receives financing (as defined) at a per share price of less than $1.60, the exercise price will rest to 80% of the financing price. At the time of issuance, the Company determined that the price protection feature the price protection feature on the Class A Warrant constitute a derivative liability because the price protection represents a variable conversion feature.

The Company accounted for the borrowing under the Series A Notes, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20, `Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The relative fair value of the Class B Warrants was approximately $1,024,000 on April 25, 2014 which is included in the stockholders deficit in the Company's consolidated balance sheet at December 31, 2014. The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The fair value of the Class A Warrants was approximately $710,000 on Apri1 25, 2014 which was included in derivative liability on the Company's consolidated balance sheet at the issuance date and re-measured as of December 31, 2014.

In connection with the Series A Private Placement, the Company issued to the placement agent (i) five-year Class A Warrants to purchase an aggregate of 175,000 common shares at an exercise price of $1.60 per common share, exercisable in whole or in part as of the date of issuance and (ii) five-year Class B Warrants to purchase an aggregate of 49,185 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was approximately $57,000 and was recorded as debt issue costs and included in derivative liabilities on the Company's consolidated balance sheet at the issuance date and re-measured as of December 31, 2014. The fair value of the Class B Warrants was approximately $124,000 and recorded as debt issue costs and included in stockholders deficit on the Company's consolidated balance sheet as of December 31, 2014.

Proceeds received from the Series A Private Placement were approximately $2,633,000 net of related costs of approximately $360,000. Debt issuance costs will be amortized to interest expense over the life of the Series A Note.

In January 2015, we amended certain of the Series A Notes. Note holders representing $970,000 of outstanding principal entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of our company, the outstanding principal and interest will automatically convert into shares of our common stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of our common stock in the initial public offering or (ii) in the event of an acquisition, 80% of the per share valuation of our company in connection with the acquisition.

Further, note holders representing $1,285,000 of outstanding principal entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon our initial public offering or cash acquisition of our Company, the outstanding principal and interest may, at the holder’s option, convert into shares of our common stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of our common stock in the initial public offering or (ii) in the event of an acquisition, 80% of the per share valuation of our Company in connection with the acquisition. Such amendments were accounted for as modifications of debt.

In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 1,039,063 common shares to note holders and 83,125 common shares to the private placement agent at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was approximately $132,000 and was included in derivative liabilities on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015.

Also, in May 2015, we amended certain of the Series A Notes whereby each Series A Note matures on the earlier of: (i) the 24-month anniversary of the issuance date; (ii) the completion of any acquisition, merger or consolidation of our Company in which the collective ownership of our Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; (iii) thirty (30) days following the funding of any financing that results in a listing on a national exchange (i.e., the Nasdaq or NYSE); or (iv) the sale of all or substantially all of our assets in one transaction or in a series of related transactions. Such amendments were accounted for as extinguishments of debt and a loss of approximately $408,000 was recorded based on the reacquisition price of approximately $2,993,000 and the net carrying amount of the extinguished debt of approximately $2,585,000.

In conjunction with the amendments, we issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 common shares to note holders and 149,625 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 common shares to note holders and 42,053 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $242,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015. The fair value of the Class B Warrants was approximately $747,000 on the issuance date which is included in stockholders’ deficit in our consolidated balance sheets at December 31, 2015 (see Note 17).

In June 2015, we amended the maturity date of each Series A Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 150,125 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $17,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015 (see Note 13).

Secured Bridge Private Placement

On various dates from September 19, 2014 through November 18, 2014, we issued and sold 115.5 investment units to accredited investors (the “Secured Bridge Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a secured promissory note in the principal amount of $10,000 (the “Bridge Note”), (ii) five-year Class A Warrants to purchase 6,250 common shares, and (iii) five-year Class B Warrants to purchase 1,756.6 common shares.

Each Bridge Note bears interest at a rate of 9% per annum through June 30, 2015 and at a rate of 18% thereafter until maturity. Each Bridge Note matures on the earlier of (i) the receipt of funds from the Company's accounts receivable, (ii) the closing by the Company of any debt financing with aggregate gross proceeds of at least $1,150,000, (iii) five days after the funding of an initial public offering, and (iv) June 30, 2015. All obligations under the Bridge Notes are secured by a second priority junior lien and security interest in all inventory of Optima.

The terms of the Class A Warrants provide that, in the event the Company receives gross proceeds of at least $1,000,000 in a qualified financing (as defined) at a per unit price of less than $10,000 unit, the exercise price will reset to 80% of the financing price. At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature.

The Company accounted for the borrowing under the Bridge Notes, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20, "Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The relative fair value of the Class B Warrants was approximately $394,000 which is included in additional paid-in capital in the Company's consolidated balance sheets. The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The fair value of the Class A Warrants was approximately $272,000 which was included in derivative liability on the Company's consolidated balance sheet at the issuance date and remeasured as of December 31, 2014. The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants.

Proceeds received from the Secured Bridge Private Placement were approximately $991,000 net of related costs of approximately $164,000. Debt issuance costs will be amortized to interest expense over the life of the Bridge Note.

In connection with the Secured Bridge Private Placement, the Company issued to the placement agent (i) five-year Class A Warrants to purchase an aggregate of 57,750 common shares at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance and (ii) five-year Class B Warrants to purchase an aggregate of 16,231 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was approximately $22,000 and was recorded as debt issue costs and included in derivative liabilities on the Company's consolidated balance sheet at the issuance date and remeasured as of December 31, 2014 (see Note 13). The fair value of the Class B Warrants was approximately $48,000 and is recorded as debt issue costs and included in stockholders deficit on the Company's consolidated balance sheet (see Note 16).

In November 2014, the Company was not in compliance with certain of the Bridge Note agreements, and the notes were amended, curing the default for nonpayment. In conjunction with the amendment, the Company issued (i) five-year Class A Warrants to purchase an aggregate of 346,813 common shares at an exercise price of $1.60 per common share, exercisable in whole or in part as of the date of issuance and (ii) five-year Class B Warrants to purchase an aggregate of 97,474 common shares at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance.

The fair value of the Class A Warrants was approximately $129,000 and was recorded as debt discount and included in derivative liabilities on the Company's consolidated balance sheet at the issuance date and re-measured as of December 31, 2015 (see Note 13). The fair value of the Class B Warrants was approximately $288,000 and is recorded as debt discount and included in stockholders deficit on the Company's consolidated balance sheets (see Note 17).

In May 2015, we were not in compliance with certain of the Bridge Note terms, and the notes were amended, curing the default and modifying the maturity date of the notes whereby each Bridge Note matures on the earlier of: (i) the receipt of funds from accounts receivable in the aggregate principal amount then outstanding of all Bridge Notes; (ii) the receipt of gross proceeds from any accounts receivable financing or factoring financing in an amount equal to at least the aggregate Bridge Note principal; (iii) thirty (30) days following the funding of any financing that results in a listing on a national exchange; (iv) the sale by the Company of all or substantially all of our assets in one transaction or in a series of related transactions; (v) the completion of any acquisition, merger or consolidation of the our company in which the collective ownership of our company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; and (vi) January 1, 2016. Such amendments were accounted for as extinguishments of debt and a loss of approximately $176,000 was recorded based on the reacquisition price of approximately $1,155,000 and the net carrying amount of the extinguished debt of approximately $979,000.

In conjunction with the amendments, we issued (i) five year Class A Warrants to purchase an aggregate of 721,875 common shares to note holders and approximately 57,750 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 202,888 common shares to note holders and approximately 16,231 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $93,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015 (see Note 13). The fair value of the Class B Warrants was approximately $287,000 on the issuance date which is included in stockholders’ deficit in the Company's consolidated balance sheets at December 31, 2015 (see Note 17).In June 2015, we further amended the maturity date of certain Bridge Notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In July 2015, a note with an original principal amount of $125,000 was repaid.

In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 643,750 common shares to note holders and approximately 57,750 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $82,000 on the issuance date which was included in derivative liability on our consolidated balance sheets at the issuance date and re-measured as of December 31, 2015 (see Note 13).

Convertible Notes Private Placement

On various dates from December 5, 2014 through December 23, 2014, the Company issued and sold 25 investment units to accredited investors (the "Convertible Notes Private Placement"). Each investment unit was sold at a purchase price of $10,000 and consisted of(i) a Convertible promissory note in the principal amount of $10,000 (the "Convertible Note") and (ii) five year Class C warrants to purchase 1502.6 of the Company's common shares, exercisable in whole or in part as of the date of issuance (the "Class C Warrants"). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 40,570 common shares.

On various dates from January 1, 2015 through June 30, 2015, we issued and sold 179.5 investment units to accredited investors (the “Convertible Notes Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Convertible promissory note in the principal amount of $10,000 (the “Convertible Note”) and (ii) five year Class C warrants to purchase 1,502.6 common shares, exercisable in whole or in part as of the date of issuance (the “Class C Warrants”). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 269,717 common shares. In connection with the Convertible Note Private Placement, the Company issued to the placement agent (i) five-year Class C Warrants to purchase an aggregate of 21,577 common shares.

Each Convertible Note bears interest at a rate of 9% per annum and matures on the 12-month anniversary of the issuance date unless converted into equity upon an initial public offering of the our securities or a cash acquisition of our Company. The terms of the Convertible Notes provide that the unpaid principal and interest amounts will automatically convert into shares of our common stock at a per share conversion price equal to (i) in the event of an initial public offering, eighty percent (80%) of the offering price of our common stock in the initial public offering or (b) in the event of an acquisition, 80% of the per share valuation of the our Company in connection with the acquisition.

The terms of the Class C Warrants provide that the exercise price of each warrant shall mean (i) if the warrant becomes exercisable on the Company’s initial public offering date, 110% of the per warrant share offering price of our securities in its initial public offering, (ii) if the warrant becomes exercisable upon the occurrence of an acquisition of our company, the lower of (x) 20% discount to the warrant share valuation in the acquisition and (y) a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on the date of the acquisition, and (iii) if the warrant becomes exercisable on the June 30, 2015, a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on June 30, 2015. At the time of issuance, we determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature.

We accounted for the borrowing under the Convertible Notes and the Class C Warrants in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class C Warrants is considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the Class C Warrants was immaterial on the issuance dates and at December 31, 2015 and December 31, 2014, respectively (see Note 13). We used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants.

Proceeds received from the Convertible Note Private Placement was approximately $1,565,000, net of related costs of approximately $230,000 and $250,000 in the years ended December 31, 2015 and December 31, 2014, respectively Debt issuance costs will be amortized to interest expense over the life of the Convertible Note.

In June 2015, we amended the maturity date of each Convertible Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity. Such amendments were accounted for as modifications of debt.

In conjunction with the amendments, we issued five year Class A Warrants to purchase an aggregate of 102,250 common shares to the private placement agent. The fair value of the Class A Warrants was approximately $12,000 on the issuance date which was included in derivative liability on the Company's consolidated balance sheets at the issuance date and re-measured as of December 31, 2015 (see Note 13).

Securities Purchase Agreement

On June 30, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which we sold an aggregate of $4,480,000 in principal amount of an 8% original issue discount senior secured convertible debenture, dated July 1, 2015 (the “Debenture”), for an aggregate purchase price of $4,000,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor a warrant, dated July 1, 2015 (the “SPA Warrant”), to purchase an aggregate of 2,240,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% Accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets.

On September 29, 2015, we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $1,120,000 in principal amount of a Debenture for an aggregate purchase price of $1,000,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor an additional SPA Warrant to purchase an aggregate of 560,000 shares of our common stock (subject to adjustment). One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets

On November 13, 2015, we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $252,000 in principal amount of a Debenture for an aggregate purchase price of $225,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor an additional SPA Warrant to purchase an aggregate of 126,000 shares of our common stock (subject to adjustment). One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets

On November 30, 2015, we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $728,000 in principal amount of a Debenture for an aggregate purchase price of $650,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor an additional SPA Warrant to purchase an aggregate of 364,000 shares of our common stock (subject to adjustment). One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company is negotiating an extension of the due dates. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s consolidated balance sheets.

Amounts of principal and accrued interest under the Debenture is convertible at the option of the Investor at any time into shares of our common stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by PFGB (i) in a registered offering of our common stock or securities convertible into or exchangeable for shares of our common stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of our common stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the Effective Date of the original Securities Purchase Agreement (the “Effective Date”), the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of the Debenture.

Pursuant to the terms of the Debenture, we have agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

The SPA Warrant is exercisable for a period of five years from the Effective Date, at an initial exercise price (the “Exercise Price”) of $2.40 per share. In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of our common stock issuable under the SPA Warrant would be increased such that the aggregate Exercise Price payable under the SPA Warrant, after taking into account the decrease in the Exercise Price, would be equal to the aggregate Exercise Price prior to such adjustment. If at any time after the six month anniversary of the Effective Date there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of our common stock underlying the SPA Warrant, then the SPA Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

Our obligations under the Debenture are secured by a lien on all of our assets, including a pledge of the securities of our subsidiaries, pursuant to the terms of a Security Agreement (the “Security Agreement”) entered into as of the Effective Date between us and the Investor.

Pursuant to the terms of the Securities Purchase Agreement, the Investor received a right of first refusal to purchase up to 100% of the securities offered by us in future private placement offerings through the first anniversary of the Effective Date. In addition, from the Effective Date until the 12-month anniversary of the date our common stock is listed on Nasdaq or NYSE MKT, the Investor may, in its sole determination, elect to purchase, in one or more purchases, additional debentures with an aggregate subscription amount of up to $4,000,000, and SPA Warrants to purchase that number of shares of our common stock equal to the original principal amount of such additional debentures divided by $2.00. Subject to certain exceptions, the Company agreed (i) for a period of 180 days following the Effective Date, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock, and (ii) until such time as the Debenture and SPA Warrant are no longer outstanding, not to issue any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock at an effective per share purchase price of less than $2.40 (subject to adjustment for stock splits and the like), provided that after the time that the Debenture is no longer outstanding, the Company may receive a waiver from such restriction by paying the Investor an amount in cash equal to 15% of the purchase price paid by the Investor for the Debenture. If at any time during the period beginning on the six-month anniversary of the Effective Date and ending at such time as all of the shares of our common stock underlying the Debenture and the SPA Warrant (collectively, the “Securities”) can be sold without restriction or limitation pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), if we either (i) shall fail for any reason to satisfy the current public information requirements contained in Rule 144 or (ii) has ever been, or becomes in the future, an issuer described in section (i)(1)(i) of Rule 144, then we shall be obligated to pay to the Investor an amount in cash, as liquidated damages and not as a penalty, equal to 2% of the purchase price paid by the Investor for the Debenture per month until the applicable event giving right to such payments is cured (or the Investor is nonetheless able to transfer its Securities pursuant to Rule 144).

Also on the Effective Date, pursuant to the terms of the Securities Purchase Agreement, the Investor entered into a lock-up agreement (the “Investor Lock-Up Agreement”), pursuant to which it agreed, subject to certain exceptions and conditions, not to sell any of the Securities for a period commencing on the Effective Date and ending on the earlier of (i) the first anniversary of the Effective Date, (ii) the date on which we notify the Investor of our intention to redeem some or all of the outstanding principal amount of the Debenture pursuant to the terms thereof or (iii) a trading day on or after the nine month anniversary of the Effective Date on which either: (x) the aggregate dollar trading volume of our common stock since the Effective Date equals or exceeds $10,000,000 (provided that since the Effective Date, the closing bid price of our common stock has been equal to or exceeded $4.00 for a period of 30 consecutive trading days) or (y) the closing bid price of our common stock equals or exceeds $8.00 for a period of 30 consecutive trading days.

At the time of issuance, we determined that (i) the net share settlement (cashless exercise) provision on the SPA Warrants and (ii) the variable Debenture conversion price constituted derivative liabilities because the variable exercise price and variable Debenture conversion price features represent variable conversion features.

We accounted for the borrowing under the Debentures, the SPA Warrants and the conversion rights in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the SPA Warrants and the conversion rights are considered original issue discounts, required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the SPA Warrants and conversion rights were approximately $638,000 and $419,000, respectively, on the issuance dates, which was included in derivative liability on our consolidated balance sheets, and re-measured as of December 31, 2015 (see Note 13). We used a Binomial Lattice Valuation Model to calculate the fair value of the SPA Warrants.

Proceeds received from the Debentures were approximately $4,108,000, net of related costs of approximately $710,000 and original discounts of $1,762,000. Debt issuance costs will be amortized to interest expense over the life of the Debentures.

NOTE 8 – ROYALTY OBLIGATION

In February 2014, the Company entered into a Royalty Purchase Agreement with a third party (“Purchaser”). Under the terms of the Royalty Purchase Agreement, the Company was advanced $1,500,000 by the Purchaser and in return, the Company agreed to pay the Purchaser a royalty amount equal to 2.65% of monthly revenue generated from products or services that incorporate any of the Company's intellectual property ("IP Revenue") including patents, copyrights and trademarks in perpetuity ("Royalty Payments"). If total IP Revenue of the Company for the 12 month period following the date of the Royalty Purchase Agreement is greater than $15,000,000, the royalty rate will be reduced to 1.325% of monthly IP Revenue thereafter. No monthly Royalty Payments for any calendar month will be less than $31,246. The monthly Royalty Payments are due by the later of (a) five business days following the Company's receipt of the Purchaser's invoice and (b) the last business day of the month following the month in which the Royalty Payments were earned.

Any Royalty Payments not paid within 30 days of its original due date shall bear interest at a rate equal to 1.0 % per month, compounded monthly.

At any time during the 90 day period immediately following the fourth anniversary of the date of the Royalty Purchase Agreement, the Company may reduce the Royalty Payments by 50%, including the monthly minimum, upon payment of 150% of the amounts previously advanced by the Purchaser.

Upon a change of control of the Company or a sale of all or substantially all of its assets, the Company may purchase and extinguish all future obligations under the Royalty Purchase Agreement upon payment to the Purchaser of the greater of the following: (a) an amount equal to two times the aggregate amounts previously advanced by the Purchaser and (b) an amount equal to the aggregate amounts previously advanced by the Purchaser divided by $100,000,000, multiplied by 0.8, multiplied by the net equity value of the Company (or net purchase price if asset sale) on the date of the change in control.

In May and June 2015, the Company amended its Royalty Obligation to borrow an additional $250,000. The royalty rate was amended to 3.09% of monthly IP Revenue; the minimum monthly royalty amount was amended to $36,458; and the monthly royalty payments were deferred from April 2015 through June 2016 and weerer due on July 1, 2016.

The Company was unable to make the July 1, 2016 royalty payment under its Royalty Obligation. The Company is negotiating an extension to the due date. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the July 1, 2016 royalty payment and accordingly the outstanding royalty amount due under the Royalty Obligation has been presented as current in the Company’s consolidated balance sheets.

Royalty expense of approximately $417,000 and $277,000 is included in Interest Expense, other on the Company’s consolidated statement of operations for years ended December 31, 2015 and 2014.

Approximately $290,884 and $81,000 of accrued royalty expense was included in accounts payable and accrued liabilities at December 31, 2015 and 2014, respectively.

As of December 31, 2015 and December 31, 2014, $1,750,000 and $1,500,000 respectively were outstanding under the Royalty Obligation.

NOTE 9 – RELATED PARTY TRANSACTIONS

Long-term notes due to related parties consist of the following:

	December 31, 2015	December 31, 2014
Unsecured note payable with HP Equity Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. Payments of principal and interest at an interest rate of 4.5% per annum are payable quarterly through September 2016, the maturity date. The Company can defer payments based on Company's ability to pay, as defined therein. As of December 31, 2014 the Company elected to defer payments based on cash flow requirements. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	$1,030,639	$1,030,639

Note payable with HCA Capital Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. Payments of principal and interest at an interest rate of 9.5% per annum were payable monthly through June 2014. The note payable is secured by substantially all of the assets of the Company. On December 31, 2013, the Company was in default on this Note. On October 29, 2014, the note payable was amended, curing the default. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrues at 9.5% per annum.	448,993	448,993

Unsecured note payable with PFO Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. Payments of principal and interest at an interest rate of 4.5% per annum are payable quarterly through September 2016, the maturity date. The Company can defer payments based on Company's ability to pay, as defined therein. As of December 31, 2014 the Company elected to defer payments based on cash flow requirements. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	206,565	206,565

Promissory note with Transition Capital, LLC dated September 1, 2012, as amended. Interest accrues at 5.5% per annum with all outstanding principal and interest due on December 20, 2013. The note payable is secured by assets of the Company. As of December 31, 2013, the Company was not in compliance with the note payable agreement. On October 29, 2014, the note payable was amended, curing the default for nonpayment on the maturity date. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s former Chief Executive Officer (“CEO”) dated December 30, 2012 at a stated annual interest rate of 5.5% and matures on the later of (a) the day the CEO ceases to be employed by the Company or (b) after the Company has accumulated sufficient funds under its reorganization plan. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	117,700	117,700

The Company has an agreement with the former CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. The Company, under its Plan of Reorganization, is currently limited to paying $750 per month requiring the Company to accrue the remaining $883 per month under the agreement at a stated annual interest rate of 5.5%. The unpaid allowance and interest is due at the later of (a) the day the CEO ceases to be employed by the Company or (b) after the Company has accumulated sufficient funds under its reorganization plan. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	52,108	41,510

The Company has a promissory note with a relative of the CEO effective September 6, 2011 at a stated annual interest rate of 0% and matures at such time and to the extent that the Company makes interest payments on its debtor in possession loans under its Plan of Reorganization. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011 at a stated annual interest rate of 9.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt.	1,134,215	1,134,215

The Company has four promissory notes with four stockholders dated May 2015 at a stated annual interest rate of 4.5%. In June 2015, the Company amended the maturity date of the notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	90,000	-

Total long term notes to related parties	4,677,630	4,577,032
Less current maturities	-	(3,133,408)
Total long term notes to related parties, net of current maturities	$4,677,630	$1,443,624

The following table provides information regarding annual required repayments under the notes payable, as amended, as of December 31, 2015:

2016	-
2017	$2,338,815
2018	2,338,815
Total	$4,677,630

The Company incurred interest expense of approximately $290,000 and $298,000 for the years ended December 31, 2015 and 2014, respectively, which is presented in interest expense – related parties in the accompanying consolidated statements of operations. As of December 31, 2015 and December 31, 2014, approximately $1,188,000 and $889,000 of accrued but unpaid interest is presented in accrued interest, related parties in the accompanying consolidated balance sheets, respectively.

The Company paid the Chairman of its board of directors, a related party, approximately $0 and $127,000 in consulting fees for the years ended December 31, 2015 and 2014, respectively. The company incurred $126,000 and $241,000 in consulting fees for the years ended December 31, 2015 and 2014, respectively. Approximately $240,000 and $114,000 was due to the Chairman as of December 31, 2015 and December 31, 2014, respectively.

The Company paid PFO Europe, a company owned by a relative of the Company’s former Chief Executive Officer and stockholder, approximately $92,000 and $130,000 in fees and expenses for the years ended December 31, 2015 and 2014, respectively, to market the Company’s products and services in Europe.

NOTE 10—GENERAL UNSECURED CLAIMS

Pursuant to Optix's Plan of Reorganization as approved by the United States Bankruptcy Court on September 6, 2011, the Company is required to repay approximately $165,000 to certain unsecured creditors through September 11, 2017, the maturity date. Payments of principal and interest at 4.5% per annum are payable quarterly. As of December 31, 2015 and 2014, approximately $40,000 and $80,000 of general unsecured claims remained outstanding, respectively. Future principal payments of general unsecured claims are approximately $27,000 and $13,000 for the years ending December 31, 2016 and 2017, respectively.

NOTE 11 —EMPLOYEE BENEFITS PLAN

The Company has a 401(k) plan that covers substantially all employees after completion of three months of eligible service. There is no age requirement to participate in the 401(k) plan and the Company, at its option, matches a discretionary amount of the participant's contribution not to exceed the amount deductible for Federal income tax purposes. The Company contributed approximately $0 and $8,000 to the 401(k) plan during the years ended December 31, 2015 and 2014, respectively.

NOTE 12 —REDEEMABLE COMMON SHARES

On June 27, 2013, Holding entered into a Subscription Agreement with an accredited investor, pursuant to which Holding sold 145,279 common shares at a purchase price of $6.29 per share, for proceeds of $991,460, net of offering costs of approximately $8,500.

Concurrent with the Subscription Agreement, the investor entered into a Put Option Agreement which permitted the investor to require Holding to repurchase a portion or all of the investor units at a stated price of $6.29 per share ("Put Options") for a period of one year from the origination date. In addition to the Put Option Agreement, the investor entered into a Call Option Agreement which permitted the Company to reacquire the common shares sold to the investor for $ 6.29 per share through June 27, 2014. The Put Option and Call Option expired unexercised on June 27, 2014 and the redeemable common shares were reclassified to stockholders deficit during the year ended December 31, 2014.

NOTE 13 - DERIVATIVE OBLIGATION

Class A Warrants

3,176,691 Class A Warrants were issued during the year ended December 31, 2014. At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $1,187,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.83
Expected Volatility	26.25%-26.76%
Expected Term	5 years
Discount Rate	1.29%-1.63%
Dividend Rate	0%
Exercise Price	$0.54

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

On December 31, 2014, the Company determined that the fair value of the derivative liability pertaining to the Class A Warrants was approximately $1,135,000 which is presented as derivative obligation in the accompanying consolidated balance sheets as of December 31, 2014. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.83
Expected Volatility	26.25%-26.76%
Expected Term	4.32-4.88 years
Discount Rate	1.29%-1.63%
Dividend Rate	0%
Exercise Price	$0.54

Class A Warrants to purchase 5,011,750 common shares were issued during the year ended December 31, 2015 (see Note 6). At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $ $594,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$.36 - $.37
Expected Volatility	25.12%-26.76%
Expected Term	5 years
Discount Rate	1.29%-1.63%
Dividend Rate	0%
Exercise Price	$.31-$.32

Expected volatilities are based on the historical volatilities of comparable companies, industry indexes, and other factors. Expected term is based on remaining term of the Class A Warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term. The present value of a share is based upon management’s estimate of the equity value of the Company and the number of shares outstanding. On June 30, 2015, all outstanding Class A Warrants to purchase Company common shares were converted into Class A Warrants to purchase PFGB common shares. As of December 31, 2015, the Company determined that the fair value of the derivative liability pertaining to all Class A Warrants was approximately $1,036,000 which is presented as derivative obligation in the accompanying consolidated balance sheets. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.16
Expected Volatility	102.31% - 102.97%
Expected Term	3.37 – 4.46 years
Discount Rate	1.3% - 1.52%
Dividend Rate	0%
Exercise Price	$0.08

The Company recorded a gain of approximately $692,000 and $52,000 during the years ended December 31, 2015 and December 31, 2014, respectively representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its Class A warrants measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2015:

		Balance at
		December 31	Level 1	Level 2	Level 3
Derivative Obligation	2015	$1,036,000	$-	$-	$1,036,000
Derivative Obligation	2014	$1,134,690	$-	$-	$1,134,690

The following table reflects the change in fair value of the Company’s derivative liabilities, related to its Class A warrants, for the years ended December 31, 2015 and 2014:

	2015	2014
Balance – January 1	$1,134,690	$-
Addition of derivative obligation at
fair value on date of issuance	593,334	1,186,896
Change in fair value of derivative obligation	(692,024)	(52,206)
Balance – December 31	$1,036,000	$1,134,690

Class C Warrants

40,570 Class C Warrants were issued during the year ended December 31, 2014. At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability using a Binomial Lattice Valuation Model and the following assumptions

Present Value of Share	$.83
Expected Volatility	26.79%
Expected Term	5 years
Discount Rate	1.76%
Dividend Rate	0%
Exercise Price	$ 6.92

Class C Warrants to purchase 291,294 common shares were issued during year ended December 31, 2015 (see Note 7). At the time of issuance, the Company determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature, and estimated the fair value of the derivative liability using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$.36-$.37
Expected Volatility	25.12%-26.76%
Expected Term	5 years
Discount Rate	1.29%-1.63%
Dividend Rate	0%
Exercise Price	$6.92-$7.55

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

On June 30, 2015, all outstanding Class C Warrants to purchase Company common shares were converted into Class C Warrants to purchase PFGB common shares. As of December 31, 2015, the Company determined that the fair value of the derivative liability pertaining to the Class C Warrants was immaterial as of such date. The fair value of the derivative obligation was estimated using Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.16
Expected Volatility	102.97%
Expected Term	4 - 4.5 years
Discount Rate	1.52%
Dividend Rate	0%
Exercise Price	$2.20

The fair value of the derivative liability related to the Class C Warrants did not change materially from the date of issuance to December 31, 2015.

SPA Warrants

SPA Warrants to purchase 3,290,000 common shares were issued during the year ended December 31, 2015 (see Note 7). No SPA warrants were granted during 2014. At the time of issuance, the Company determined that the net settlement (cashless exercise) feature on the SPA Warrants constituted a derivative liability because the net settlement feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $638,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.16 - $0.66
Expected Volatility	75%-101.5%
Expected Term	5 years
Discount Rate	1.62%-1.74%
Dividend Rate	0%
Exercise Price	$0.08-$0.61

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

As of December 31, 2015, the Company determined that the fair value of the derivative liability pertaining to all SPA Warrants was approximately $427,000 which is presented as derivative obligation in the accompanying consolidated balance sheets. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.16
Expected Volatility	101.50%
Expected Term	4.5 – 4.9 years
Discount Rate	1.74%
Dividend Rate	0%
Exercise Price	$0.08

The Company recorded a gain of approximately $211,000 and $0 during the years ended December 31, 2015 and 2014, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its SPA warrants measured at fair value on a recurring basis as of December 31, 2015:

		Balance at December 31	Level 1	Level 2	Level 3

Derivative Obligation	2015	$427,000	$-	$-	$427,000

The following table reflects the change in fair value of the Company’s derivative liabilities, related to its SPA warrants, for the period ended December 31, 2015:

Amount
Balance – January 1, 2015	$-
Addition of derivative obligation at fair value on date of issuance	638,000
Change in fair value of derivative obligation	(211,000)
Balance – December 31, 2015	$427,000

Debenture Conversion Feature

The Debentures issued during the year ended December 31, 2015 (see Note 7) include a conversion feature whereby they can be converted into 3,290,000 common shares, subject to certain adjustments. At the time of issuance, the Company determined that the variable nature of the conversion feature constituted a derivative liability, and estimated the fair value of the derivative liability of approximately $419,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.16- $0.66
Expected Volatility	75%-96.66%
Expected Term	1.0 – 2.0 years
Discount Rate	0.64%-0.65%
Dividend Rate	0%
Exercise Price	$0.08-$0.60

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

As of December 31, 2015 the Company determined that the fair value of the derivative liability pertaining to the conversion features was approximately $306,000 which is presented as derivative obligation in the accompanying consolidated balance sheets. The fair value of the derivative obligation was estimated using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.16
Expected Volatility	96.66%
Expected Term	1.0 years
Discount Rate	0.65%
Dividend Rate	0%
Exercise Price	$0.08

The Company recorded a gain of approximately $113,000 and $0 during the years ended December 31, 2015 and 2014, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its debenture conversion feature, measured at fair value on a recurring basis as of December 31, 2015:

		Balance at December 31	Level 1	Level 2	Level 3

Derivative Obligation	2015	$306,000	$-	$-	$306,000

The following table reflects the change in fair value of the Company’s derivative liabilities, related to its debenture conversion feature, for the period ended December 31, 2015:

Amount
Balance – January 1, 2015	$-
Addition of derivative obligation at fair value on date of issuance	418,574
Change in fair value of derivative obligation	(112,574)
Balance – December 31, 2015	$306,000

The following table reflects the fair value of the Company’s derivative liabilities as of December 31, 2015 and 2014:

	2015	2014
Class A Warrants	$1,036,000	$1,134,690
SPA Warrants	427,000	-
Debenture Conversion Feature	306,000	-
	$1,769,000	$1,134,690

NOTE 14 - COMMITMENT AND CONTINGENCIES

Operating Lease Agreements

During 2014 and 2015 we leased 4,500 square feet at 7501 Esters Boulevard, Suite 100, Irving, Texas 75063 at approximately $11,300 per month. The lease expired on March 31, 2016. On March 8, 2016, we moved our corporate office to 14401 W. Beltwood Parkway, Farmers Branch, TX 75244.

In conjunction with our acquisition of Optima in March 2013, we assumed a facility lease with an unrelated third party at 111 Research Drive, Stratford, CT 06615. The current office space at this location consists of approximately 10,200 square feet and costs us approximately $8,513 per month. The lease expired on May 31, 2016.

We are currently consolidating facilities into a new location at 14401 W. Beltwood Parkway, Farmers Branch, TX 75244 and expect to complete the consolidation by the end of May 2016. We believe that both our existing and new facilities are suitable and adequate to meet our current business requirements. The current office space at this location consists of approximately 15,500 square feet and costs us approximately $10,400 per month. The lease is set to expire on February 29, 2019.

Approximate annual future minimum lease payments under all operating leases, as amended, subsequent to December 31, 2015 are as follows:

2016	$182,400
2017	$124,800
2018	$124,800
2019	$20,800
Total minimum lease payments	$452,800

Rental expense for the years ended December 31, 2015 and 2014 was approximately $316,000 and $258,000, respectively.

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

VSP Labs, Inc.

On April 20, 2012, Pro Fit Optix, Inc. (“Optix”) sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) for $6,000,000 payable in bi-annual installments of $1,000,000 through October 15, 2014 net of credits and incentives as defined in the TTDA. In accordance with the TTDA, Optix was required to perform additional production and customization of the software technology over the agreement term. The software technology required significant customization and development on the effective date and in accordance with ASC 605-35, the Company has accounted for the TTDA under the completed contract method.

On October 25, 2013, VSP filed a lawsuit against Optix in the Superior Court of California, County of Sacramento – Unlimited Civil Division. The lawsuit alleges, among other things, that Optix has failed to provide certain services under the TTDA between the parties which allegedly triggered the right of VSP to perform such services on its own or to engage third parties to render such services. The lawsuit seeks declaratory relief to establish that VSP was entitled to perform the services that the Company allegedly failed to perform and also seeks to establish that VSP is entitled to deduct the fees and expenses associated with the performance of such services from the payments that VSP is otherwise required to make under the terms of the TTDA, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. On December 23, 2014, the Company filed a cross complaint against VSP seeking damages based on breach of contract and unfair business practices. On June 17, 2015 the Company and VSP participated in a mediation to resolve the case. A trial date of October 31, 2016 has been set by the court.  The Company plans to vigorously protest VSP’s claim and continue to pursue the uncollected portions under the TTDA as well as damages under its cross complaint. The Company is unable to express an opinion as to the likely outcome of this claim. An unfavorable outcome could have a materially adverse effect on the Company’s financial position and results of operations.

Deferred revenue, which is comprised of payments received under the TTDA and prepaid orders of frame inventories were approximately $2,582,000 as of December 31, 2015 and December 31, 2014. Deferred costs, which are comprised of costs incurred related to the TTDA, were approximately $294,000 as of December 31, 2015 and December 31, 2014

During the years ended December 31, 2015 and 2014, the Company recorded no revenue relating to the VSP Supply Agreement.

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against Optix in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in Optix, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015, and such cost, net of payments, is included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, the outstanding balance was $70,000. The Company is currently in default under this agreement and Waud has instituted legal proceedings to obtain a judgement.

Denton-Harvest

Rudolf Suter, the Company’s Chief Executive Officer, is the defendant in a civil action in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiffs, Peter Denton and Harvest Investors, L.P., since January 27, 2012, have filed garnishments related to payments from Optix to Mr. Suter on several occasions. The plaintiffs have also alleged fraudulent conveyances of funds from Mr. Suter to his wife through a “conspiracy” with the Company. Plaintiffs seek approximately $676,000 plus costs from the Company, Mr. Suter and his wife. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim. A trial date of June 5, 2017 has been set by the court.

HKO Purchase and Supply Agreement

On August 31, 2010, the Company entered into a Purchase and Supply Agreement with HKO (“HKO Supply Agreement”) with headquarters in Shenzhen, China.

In accordance with the HKO Supply Agreement, HKO sells eyewear, which consists of frames and lenses, and provides frame inventory management services to the Company. The Company provides frames to HKO to fulfill future orders of eyewear and maintains title and risk of loss to these frames while the frames reside in HKO’s warehouse in accordance with the HKO Supply Agreement. Once the frames are used by HKO to fulfill orders of eyewear, risk of loss transfers until such time the eyewear is received by the Company at its facility in Texas or a designated third party which is typically within 2-3 days of order fulfillment. As of December 31, 2015 and December 31, 2014, approximately $208,000 and $188,000, respectively, of inventory pertains to frame inventory maintained in HKO’s warehouse for frames that have not yet been used to fulfill orders of eyewear.

The Company or HKO has the option to terminate the HKO Supply Agreement if either of the following were to occur (i) the other party breaches any material provision of the agreement and the breaching party fails to cure such material breach within thirty days following written notice; or (ii) the other party becomes the subject of any voluntary or involuntary proceeding under the applicable national, federal, or state bankruptcy or insolvency laws and such proceeding is not terminated within sixty (60) days of its commencement. Any change in the relationship with HKO, which in the opinion of management is unlikely, could have an adverse effect on the Company’s business.

Purchases from HKO represented approximately 57% ($1,149,000) and 34% ($708,000) of the Company’s total purchases for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and December 31, 2014, approximately $357,000 and $459,000, respectively, was due to HKO which is presented in accounts payable in the accompanying consolidated balance sheets.

NOTE 15 – CUSTOMER AND VENDOR CONCENTRATIONS

During the years ended December 31, 2015 and 2014, there were one and four customers which accounted for approximately 11% and 54% of the Company’s net sales, respectively. Approximately $97,000 and $315,000 which accounts for approximately 13% and 40% of accounts receivable, trade was due from these customers as of December 31, 2015 and December 31, 2014, respectively.

The main materials used in the Company’s products are polycarbonate and plastic. The Company has many suppliers and sources for these materials to meet their purchasing needs at prices which would not significantly impair their ability to compete effectively. During the years ended December 31, 2015 and 2014, there were three and two suppliers which accounted for approximately 93% and 58% of the Company’s net purchases, respectively. Approximately $450,000 and $483,000, which accounts for approximately 19% and 22% of accounts payable, were due to these vendors as of December 31, 2015 and December 31, 2014, respectively.

Note 16 – EQUITY COMPENSATION PLAN

2012 OPTION PLAN

On October 20, 2012, the Company’s board of directors approved and adopted an equity based compensation plan ("2012 Plan"). 75,130 Options, as adjusted for the Merger, were available under the 2012 Plan. Directors, officers and employees of the Company, and certain consultants to the Company, are eligible to receive Options under the 2012 Plan.

In October and December of 2012, the Company granted 75,130 Options, as adjusted for the Merger, to certain executives for future services to acquire common shares at a weighted average exercise price of $3.33 per share, exercisable over a ten year term and generally vesting over a one year period with 50% of the options vesting on the grant dates and the remaining 50% vesting one year from the grant date.

2015 OPTION PLAN

On June 25, 2015, the Company's board of directors approved and adopted an equity based compensation plan ("2015 Plan"). At the time of approval, 2,760,000 shares were available under the 2015 Plan. Directors, officers and employees of the Company, and certain consultants to the Company, are eligible to receive Options under the 2015 Plan.

OPTIONS GRANTED

The fair value of each option is estimated on the date of grant using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). Expected volatilities are based on historical volatilities of comparable companies, industry indexes and other factors. Because the Company has no historical exercise data and alternative information, such as exercise data relating to employees of other companies, is not easily obtainable, the Company concluded that its historical Option exercise experience does not provide a reasonable basis upon which to estimate expected term. Accordingly, the Company utilizes the "simplified" method for "plain vanilla" options equal to the average of the term of the option and the vesting period. The risk-free rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term of the granted option. Forfeitures are estimated at the time of grant. Given the Company's limited historical exercise and termination data available, a 0% forfeiture rate is assumed for the valuation of the Options.

During the year ended December 31, 2015, the Company granted 1,384,000 Options to certain executives and consultants for future services to acquire shares at a weighted average exercise price of $0.30 per share, exercisable over a 5 year term and vesting immediately or six months from the grant date. The weighted average grant date fair value was $.11 per share using the following assumptions:

Expected Volatility	101.5%
Expected Term	5 years
Discount Rate	1.74%
Dividend Rate	0%

The Company recognized approximately $112,000 and $0, respectively, of equity based compensation related to the grant of the Options to its employees for the years ended December 31, 2015 and 2014, respectively which is presented in operating expenses in the accompanying consolidated statements of operations.

The following table summarizes the Option activity for the fiscal years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	75,130	$3.33	7.9	$9,900
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or forfeited or cancelled	—	—	—	—
Outstanding as of December 31, 2014	75,130	$3.33	6.9	$9,900
Granted	1,384,000	0.30	5.0	—
Exercised	—	—	—	—
Expired or forfeited or cancelled	(15,026)	3.33	6.9	—
Outstanding as of December 31, 2015	1,444,104	$0.46	5.03	$—
Exercisable at December 31, 2015	1,138,271	$0.50	5.1	$—

The following table summarizes the company’s option activity for non-vested options for the years ended December 31, 2015 and 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2014	-	$-
Granted	1,384,000	0.11
Vested	(1,078,167)	—
Expired or forfeited or cancelled	—	—
Nonvested as of December 31, 2015	305,833	$0.11

Total equity based compensation related to non-vested awards not yet recognized as of December 31, 2015 and 2014, was approximately $33,000 and $0, respectively.

NOTE 17 – STOCKHOLDERS’ EQUITY / DEFICIT

Subscription Agreements

On September 6, 2011, Holding entered into separate Subscription Agreements with three key employees (“Subscribers”), pursuant to which Holding sold to each Subscriber 587,618 common shares at a purchase price of $0.37 per share. Concurrent with the Subscription Agreements, each Subscriber entered into a promissory note with Holding with a stated principal amount of $220,000 and an annual interest rate of 0.19%. Interest was to be paid annually commencing one year after the origination date. The principal amount as well as any earned but unpaid interest was due in full 30 months after the origination date.

Approximately $660,000 of outstanding principal was due under the promissory notes, which was recorded as shares subscribed as of December 31, 2012.

On February 4, 2013, one key employee resigned from the Company and his common shares and promissory note were cancelled and approximately $220,000 was reflected as cancelation of common shares. As of December 31, 2014, approximately $440,000 of shares subscribed remained outstanding.

In February 2015, the remaining notes were cancelled due to non-payment and approximately $440,000 was reflected as cancelation of common shares on the accompanying consolidated statements of stockholders’ deficit. As of December 31, 2015, no shares subscribed remained outstanding.

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

The relative fair value of the Class B Warrants, on the issuance date was approximately $1,057,000 and $1,879,000 for the years ended December 31, 2015 and 2014 respectively. The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants using the following assumptions:

	2015	2014
Expected dividends	0%	0%
Expected volatility	26.45%	26.96%-28.25%
Expected term	5 years	5 years
Risk free interest rate	1.49%	1.6%-1.72%

The fair value of the Class A and Class C Warrants was calculated at the issuance date and year end using a Binomial Lattice Valuation Model to calculate the fair value (see Note 13).

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

During the year ended December 31, 2015, the Company issued SPA Warrants to purchase 3,290,000 common shares. The Company used a Binomial Lattice Valuation Model to calculate the fair value of the SPA Warrants (see Note 13).

The following summarizes the Company’s outstanding warrants as of December 31, 2015 and 2014:

	2015	2014
Class A Warrants	8,183,446	3,171,691
Class B Warrants	-	891,502
Class C Warrants	331,861	40,570
SPA Warrants	3,290,000
Other Warrants	1,133,990	404,450
Outstanding as of December 31, 2015	12,939,297	4,508,213

The following summarizes the Company’s warrant activity for the years ended December 31, 2015 and 2014:

	Number of Warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (in Years)
Outstanding as of December 31, 2013	-	$-
Granted	4,508,213	1.23	5.00
Exercised	—	—	—
Expired or forfeited or cancelled	—	—	—
Outstanding as of December 31, 2014	4,508,213	$1.23	4.52
Granted	10,475,275	1.77	5.00
Exercised	(2,044,191)	0.01	4.35
Expired or forfeited or cancelled	—	—	—
Outstanding as of December 31, 2015	12,939,297	$1.73	4.23
Exercisable at December 31, 2015	11,863,127	$1.89	4.37

The following summarizes the Company’s warrant activity for non-vested warrants for the years ended December 31, 2015 and 2014:

Number of Warrants
Nonvested as of December 31, 2014	-
Granted	10,475,275
Vested	(9,399,105)
Expired or forfeited or cancelled	—
Nonvested as of December 31, 2015	1,076,170

NOTE 18 – INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Current provision:
Federal	$-	$-
State	-	-
	$-	$-
Deferred provision:
Federal	$-	$-
State	-	-
	$-	$-

Provision for income taxes	$-	$-

The following is a reconciliation of the Company’s income tax provision computed at the statutory federal rate of 34% to income tax expense:

	2015	2014

Income tax provision at statutory rate	$(5,327,000)	$(2,864,000)
Permanent items	1,642,000	(10,000)
Change in taxable status	-	(1,049,000)
Other	(22,000)	-
Change in valuation allowance	3,707,000	3,923,000
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance as of December 31, 2015 and 2014.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets are as follows:

	2015	2014

Net operating loss	$9,620,000	$5,747,000
Depreciation and amortization	259,000	440,000
Deferred revenue	878,000	878,000
Inventory	604,000	731,000
Other	442,000	300,000
Total deferred tax asset	$11,803,000	$8,096,000
Less: valuation allowance	(11,803,000)	(8,096,000)
Net deferred tax asset	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $28,000,000 which expire in varying amounts through December 31, 2035. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carry forwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The Company may have undergone such a change and accordingly the future utilization of net operating losses may be limited.

NOTE 19– SUBSEQUENT EVENTS

Securities Purchase Agreement

On January 7, 2016 the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $500,000 in principal amount of a Debenture for an aggregate purchase price of $450,000 to the Investor. The Debenture matures on February 1 2017, and accrues interest at the rate of 8% per annum.

On February 17, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. The Debenture matures on March 1, 2017, and accrues interest at the rate of 8% per annum.

On April 14, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $828,000 in principal amount of a Debenture for an aggregate purchase price of $740,000 to the Investor. The Debenture matures on May 1, 2017, and accrues interest at the rate of 8% per annum. After taking into account legal and diligence fees of $27,500 reimbursed to the Purchaser, the net proceeds received by the Company was $712,500.

On June 13, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $252,000 in principal amount of a Debenture for an aggregate purchase price of $225,000 to the Investor. The Debenture matures on July 1, 2017, and accrues interest at the rate of 8% per annum.

On July 8, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. The Debenture matures on July 1, 2017, and accrues interest at the rate of 8% per annum.

Marketing Agreement

On February 29, 2016, the Company amended its Marketing Agreement dated November 2015 with a service provider to issue up to 250,000 shares of common stock, par value $0.001 per share. The amendment included monthly consulting and personnel fees of $25,000 per month for six calendar months.

Claim Investment Agreement

On March 4, 2016, Pro Fit Optix, Inc., a subsidiary of the Company, and Hillair Capital Management LLC (“Hillair”) entered into a claim investment agreement (the “Claim Investment Agreement”). Pursuant to the Claim Investment Agreement, Optix may from time to time submit to Hillair directions to pay, or fund in advance, the legal fees and expenses of Optix’s attorney of record in that certain lawsuit captioned VSP Labs, Inc. v. Pro Fit Optix, Inc., pending in the Sacramento Superior Court, Sacramento County, California, Action No. 34-2013-00153788 (the “Lawsuit”), to which Optix is a party, and Hillair will cause Hillair Capital Investment L.P. (“HCI”) to pay such legal fees and expenses on Optix’s behalf. Each payment made pursuant to the Claims Investment Agreement shall constitute an “Investment”, and the sum of all Investments made, plus $75,000 previously paid to Pro Fit Optix by HCI, shall be referred to as the “Investment Amount”.

In consideration for the Investment, if a final disposition or settlement of any claim in connection with the Lawsuit (“Claims”) results in a Recovery (as defined in the Claim Investment Agreement) to Optix, Optix shall first pay to HCI 100% of any Recovery until HCI has received an amount equal to the Investment Amount, and second, 50% of the amount of any Recovery in excess of the Investment Amount (collectively, the “Hillair Return”). In the event payment is not made to HCI in accordance with the Claims Investment Agreement, Optix shall pay to HCI interest of 24% per annum on any unpaid balances until paid in full.

The Investment is being made on a non-recourse basis to Optix; however, Pro Fit Optix has granted to HCI a security interest in the amount of the Hillair Return against Optix’s portion of any Recovery. In addition, the non-recourse limitation shall not apply at any time an Event of Default (as defined in the Claims Investment Agreement) exists or has occurred and is continuing.

If for any reason Hillair does not fulfill its obligation to cause HCI pay legal fees or expenses, Optix’s sole and exclusive remedy is termination of the Claim Investment Agreement. No termination of the Claims Investment Agreement shall relieve Optix of its obligations thereunder until the Hillair Return has been fully and finally discharged and paid. In addition, pursuant to the Claims Investment Agreement, Hillair has the right, in its sole and absolute discretion, to cease and revoke its funding obligations in the event of any unfavorable procedural or substantive outcome occurred in furtherance of the Claims, including but not limited to motions, petitions, verdicts, judgments, orders or appeals granted against Optix.

Optix granted Hillair an exclusive right of first refusal for any additional funding that Optix may desire in connection with the Claims. In addition, Optix agreed to limit all advances, including those already taken against the Claims, to a total of $250,000, and Optix may not receive funding in excess of such amount from any source other than HCI without Hillair’s express written consent.

The Claim Investment Agreement contains customary representations, warranties and covenants of Optix and Hillair, and each party agreed to keep confidential and not use or disclose the confidential information of the other party.

The foregoing is a summary of the material terms and conditions of the Claim Investment Agreement and is not a complete discussion of the Claim Investment Agreement.

Departure of Chief Executive Officer

On February 29, 2016, Rudolf Suter retired from his position as Chief Executive Officer of the Company. The Company entered into a consulting agreement with Mr. Suter pursuant to which Mr. Suter will provide certain advisory services in exchange for 3% of net sales that he generates. Such commission will be paid in the form of options. In addition the company agreed to pay $65,000 in cash and 400,000 options under the 2015 Stock Option Plan to be exercised at $0.30 per share in full and final settlement of deferred salary and allowances, net of fees and other amounts due to the Company.

Appointment of Chief Executive Officer

On February 29, 2016, the Company appointed Matthew G. Cevasco as the Company’s Chief Executive Officer and entered into an employment agreement with him (the “Employment Agreement”). Prior to joining the Company, Mr. Cevasco, 53, served as the President and General Manager of Luneau Technology, an international manufacturer of ophthalmic diagnostic instruments and lens finishing equipment, from September 2010 until July 2015.

The Employment Agreement provides for an initial term of one year, with additional one-year renewals unless either party sends the other party a notice of intent not to renew at least sixty days prior to the expiration date of the applicable term. The Employment Agreement also provides that Cevasco shall receive the option to purchase up to 5% of the Company’s common stock at an exercise price of $0.30 per share, subject to the terms and conditions of the PFO Global, Inc. 2015 Equity Incentive Plan, and subject to vesting requirements over a five-year period. On June 29, 2016, the Company issued Mr. Cevasco an option to purchase 945,448 shares of the Company’s common stock under the 2015 Option Plan and an option to purchase 100,427 shares of the Company’s common stock outside of the 2015 Option Plan. Each option has an exercise price of $0.30 per share and is subject to vesting requirements over a five-year period and the terms and conditions of the stock option award agreements.

Mr. Cevasco does not have any family relationships with any of the Company’s directors or executive officers, nor is he a party to any transactions of the type listed in Item 404(a) of Regulation S-K.

Appointment of Chief Financial Officer

On February 29, 2016, the Company appointed Brigitte Rousseau as the Company’s Chief Financial Officer and entered into a compensation arrangement with her. Ms. Rousseau, 51, has served as the Company’s Executive Vice President of Finance and Human Resources since November 2014. Prior to joining the Company, Ms. Rousseau served as the Chief Financial Officer of Optix, a subsidiary of the Company, from June 2011 until November 2014.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not Applicable

ITEM 9A – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that as of December 31, 2015, in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2015. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2015, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015 due to the following identified material weaknesses.

Our Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, because we:

•	Did not maintain sufficient and competent personnel with an appropriate level of experience and training in the application of US GAAP and SEC rules and regulations
•	Did not have sufficient segregation of duties or compensating controls in the accounting and finance function due to limited personnel
•	Did not maintain adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions
•	Lacked documentation to support occurrences of monitoring processes and approval procedures, in order to demonstrate that internal controls were operating effectively

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with GAAP.

(c) Attestation Report of Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Marcum LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Its report appears in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers as of June 27, 2016:

Name	Age	Position	Period Held
Matthew G. Cevasco	53	Chief Executive Officer	March 1, 2016
Brigitte Rousseau	51	Chief Financial Officer	March 1, 2016

Biographical information regarding each executive officer is as follows:

Matthew G. Cevasco has served as our Chief Executive Officer since February 29, 2016. Prior to joining our Company, Mr. Cevasco, 53, served as the President and General Manager of Luneau Technology (“Luneau”), an international manufacturer of ophthalmic diagnostic instruments and lens finishing equipment, from September 2010 until July 2015. At Luneau, Mr. Cevasco provided change leadership in order to propel growth and delivered significant results in sales growth and expense control. Prior to joining Luneau, Mr. Cevasco served as the Vice President of Sales and Marketing at Gateway Energy Service Corporation (“Gateway”), an early-stage energy service company, from 2007 to 2009, where he restructured and led operations for all front-end functions, including commercial and residential sales, telemarketing, sales support, and marketing. Prior to joining Gateway, Mr. Cevasco served in several roles at Carl Zeiss Vision, a global manufacturer of eyeglass lenses and treatments, from 1995 to 2007, including Vice President of Sales, Retail Channel; Vice President of Sales, Wholesale & Eye Care Professional Channel; Director of Sales, Eastern Region; and Sales Manager, New York Territory. Mr. Cevasco holds a B.S. in Management from Long Island University and is a New York State Licensed Ophthalmic Dispenser.

Brigitte Rousseau has served as our Chief Financial Officer since February 29, 2016. Ms. Rousseau, 51, had previously served as our Executive Vice President of Finance and Human Resources since November 2014. Prior to joining our Company, Ms. Rousseau served as the Chief Financial Officer of Pro Fit Optix, Inc., our wholly-owned subsidiary, from June 2011 until November 2014. Prior to joining Pro Fit Optix, Inc., Ms. Rousseau served as an Accounting Manager at SourceHOV, a specialized business tax consulting firm, from January 2009 until June 2011. At SourceHOV, Ms. Rousseau oversaw the operations of the tax accounting department and developed new tools to accurately gather and calculate financial data and costs. Ms. Rousseau holds a B.S. in Accounting from Fairleigh Dickinson University and an M.B.A. with a specialization in international business from the University of Miami.

The following table sets forth the name, age and position of each director currently serving on the Board:

Name	Age	Position
Charles Posternack, M.D.	61	Director, Chairman of the Board
Edward E. Green	73	Director, Audit Committee, Independent
E. Dean. Butler	71	Director, Audit Committee, Independent
Joseph Barry Schimmel	48	Director, Independent

Biographical information regarding each director is as follows:

Charles Posternack, M.D. has served as a member of our board of directors Board since 2008 and has served as chairman of our board of directors (“Chairman”) since 2010. Dr. Posternack has more than twenty (20) years of experience as a senior medical executive. He is currently the Chief Medical Officer at Boca Raton Regional Hospital and is an Associate Dean for Academic Affairs and an Affiliate Professor of Clinical Biomedical Science at the Charles E. Schmidt College of Medicine at Florida Atlantic University. In the past, he has held other academic appointments, including a Clinical Affiliate Associate Professor of Medicine within the University of Miami Leonard M. Miller School of Medicine and an Assistant Professor of Medicine at both Ohio State School of Medicine and McGill University School of Medicine.

Dr. Posternack attended McGill University in Montreal, where he attained both his bachelor and medical degrees and completed his residency training in internal medicine and a fellowship in digestive diseases. Dr. Posternack is board certified and is a Fellow of the American College of Physicians and the Royal College of Physicians and Surgeons of Canada. He has won numerous awards and national recognition as both a clinician and a teacher. We believe that Dr. Posternack’s extensive experience in healthcare administration, policy, and reform qualifies him to serve as a member of the Board.

Edward E. Green has served as a member of our board of directors since 2015. He has over 40 years of experience in the optical industry, serving in a variety of executive positions, including President and CEO of Titmus Optical, Inc. and President and CEO of Carl Zeiss Optical, Inc. After retiring from Carl Zeiss Optical, Inc. in 2005, he was named the CEO of The Vision Council, a non-profit trade association representing the manufacturers and suppliers in the optical industry, until his retirement in 2014. He currently serves on the board of directors of Conexus (a nonprofit focused on children’s vision), Universal Photonics Inc. and PogoTec, Inc.

Mr. Green holds both B.S. and M.S. degrees in ceramic engineering from Alfred University, SUNY College of Ceramic in Alfred, N.Y. He served as an officer in the U.S. Army and is veteran of the Vietnam War. We believe that Mr. Greene’s extensive experience in the optical industry qualifies him to serve as a member of the Board.

E. Dean Butler has served as a member of our board of directors since 2015. He is currently a consultant and motivational speaker for various businesses and investment groups, providing services such as general business advice (include strategic positioning), market research, and writing, producing and editing television commercials. Mr. Butler is the founder of LensCrafters, Vision Express Group, and LensPro Pty. Ltd. He currently serves on the board of directors of MyOptique Group Ltd., DigitalVision, LLC, LensPro Australia, DealsKart Online Services Private Limited, Adaptive Eyewear, Ltd, eyeBrain Medical Inc. and Zakira’s Garage Inc., and he is a former director of Adlens Ltd, Power Vision Ltd and SEE20/20.

Mr. Butler holds an MBA in International Marketing and a Master of Science in Theoretical Chemistry from Michigan State University. He also attended a Harvard University special course in marketing for company chairmen. We believe that Mr. Butler’s extensive business experience in the optical industry qualifies him to serve as a member of the Board.

Joseph Barry Schimmel has served as a member of our board of directors since 2014. Since 1994, Mr. Schimmel has held the position of attorney at Cohen, Chase, Hoffman & Schimmel, P.A., a tax and estate planning law firm where he is currently a shareholder.

Mr. Schimmel holds a B.E.E. in Electrical Engineering from Georgia Institute of Technology, a J.D. from Florida State University, and an L.L.M. in Taxation from New York University. We believe Mr. Schimmel’s extensive expertise in the area of taxation and law qualifies him to serve as a member of the Board.

Each of our directors holds such position until the next annual meeting of our stockholders and until his successor is duly elected and qualified. The Officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the Board.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by our board of directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our board of directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of our financial statements, the adequacy of our system of internal controls, the review of the independence, qualifications and performance of our independent registered public accounting firm, and the performance of our internal audit function. The Audit Committee is comprised solely of E. Dean Butler and Edward E. Greene.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a Code of Ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in its reports to the SEC, and compliance with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them as of December 31, 2015.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation of Directors and Officers

The following provides compensation information for the persons listed below for the twelve months ended December 31, 2015: (i) each person who served as our principal executive officer during 2015; (ii) our two most highly compensated executive officers, other than our principal executive officer, during 2015, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2015, with compensation during 2015 of $100,000 or more and (iii) a certain individual who would have been one of the two most highly compensated executive officers, other than our principal executive officer, as of December 31, 2015, with compensation during 2015 of $100,000 or more, but for the fact that he was not serving as an executive officer at the end of 2015 (the “Named Executive Officers”).The following table sets forth the names, ages positions and remuneration of our Named Executive Officers for the years ended 2015 and 2014::

Name	Position	Age	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan	Nonqualified deferred compensation	All other compensation	Total

Rudolf Suter	Former CEO	67	2015	$243,054						$46,380	$289,434
			2014	355,450			106,511			46,380	508,341

Timothy Kinnear	Former CFO	52	2015	216,000							216,000
			2014	19,327			-				19,327

Jagdish Jethmalani	Former EVP Research	52	2015	192,688						2,890	195,578
	& Development		2014	176,534			-			1,892	178,426

Brigitte Rousseau	CFO	51	2015	132,725						1,089	133,814
			2014	161,074			-			2,238	163,312

Thomas Rickards (1)	Former CEO, Energy Telecom	67	2015
			2014	$36,000		352,727	$-			$7,800	$396,527

(1)	We are unable to gather compensation information for Mr. Rickards, prior to the Merger, for the year ended December 31, 2015.

Employment Agreements

On February 29, 2016, we appointed Matthew G. Cevasco as the Company’s Chief Executive Officer and entered into an employment agreement with him (the “Employment Agreement”). The Employment Agreement provides for an initial term of one year, with additional one-year renewals unless either party sends the other party a notice of intent not to renew at least sixty days prior to the expiration date of the applicable term. The Employment Agreement terminates upon Mr. Cevasco’s death or disability, and may be terminated by us with or without Cause (as defined in the Employment Agreement) immediately upon notice to Mr. Cevasco, or by Mr. Cevasco upon at least 60 days’ prior written notice. Mr. Cevasco’s annual base salary is $225,000 and he is eligible to receive an annual discretionary bonus of up to 40% of his then-current annual base salary, based upon achievement of individual and corporate performance objectives as determined by our board of directors or a committee thereof. Mr. Cevasco is entitled to participate in any employee benefit programs, plans and practices on the same terms as other salaried employees on a basis consistent with the participation of other senior executives. Subject to certain terms and conditions, Mr. Cevasco shall also receive the option to purchase up to 5% of our Class A common stock for the amount of $0.30 per share, subject to the terms and conditions of the PFO Global, Inc. 2015 Equity Incentive Plan, and subject to vesting requirements over a five-year period and the terms and conditions of the subscription agreement for such shares of Class A common stock. Among other items, we shall provide Mr. Cevasco (i) $800 per month for his use in purchasing or leasing an automobile; (ii) reimbursement for reasonable and necessary travel expenses and (iii) reimbursement for moving expenses, subject to certain terms and conditions. Pursuant to the Employment Agreement, and among other items, Mr. Cevasco has agreed to a non-competition covenant, a non-solicitation covenant and a non-recruitment covenant during the term of his employment with us and for the one-year period after Mr. Cevasco’s employment with us ceases for any reason. Mr. Cevasco has also agreed to abide by certain confidentiality and non-disclosure provisions.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Equity Compensation Plan Information

The following table provides information regarding the number of securities to be issued, the weighted-average exercise price of options issued and the number of securities remaining available for future issuance under the 2012 Incentive Stock Option Plan and the 2015 Equity incentive Plan respectively, as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2012 Incentive Stock Option Plan	60,104	$3.33	3,939,896
2015 Equity Incentive Plan	1,384,000	0.30	1,376,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,444,104	$0.46	5,315,896

PFO Global, Inc. 2015 Equity Incentive Plan

By resolution dated June 25, 2015, holders of a majority of the outstanding shares of our common stock adopted, by written consent, the PFO Global, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and approved the reservation of 2,760,000 shares of our common stock for issuance under the 2015 Plan.

2012 Incentive Stock Option Plan

On December 21, 2012, our shareholders approved the 2012 Incentive Stock Option Plan (the “2012 Plan”). The 2012 Plan provides for the issuance of options and stock grants up to 4,000,000 shares of our common stock to officers, directors, employees and consultants. Under the terms of the 2012 Plan, we may issue Incentive Stock Options as defined by the Internal Revenue Code to our employees only and nonstatutory options. Our board of directors determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, we shall not grant an Incentive Stock Option under the 2012 Plan to any employee if such grant would result in such employee holding the right to exercise for the first time in any one calendar year, under all Incentive Stock Options granted under the Plan or any other plan we maintain, with respect to shares of common stock having an aggregate fair market value, determined as of the date of the Option is granted, in excess of $100,000. The exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder.

Director Compensation

We paid the Chairman of our board of directors (the “Chairman”), a related party, approximately $0 and $128,000 in consulting fees during the years ended December 31, 2015 and 2014, respectively. We incurred $126,000 in consulting fees during the year ended December 31, 2015. Approximately $240,000 and $114,000 was due to the Chairman as of December 31, 2015 and December 31, 2014, respectively. No other compensation was given to our board of directors for the years ended December 31, 2015 and 2014, respectively.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of June 27, 2016 by (i) each person known to us to beneficially own 5% or more of our common stock, (ii) each director and Named Executive Officer and (iii) all of our directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted. Percentage of ownership is based on 20,917,506 shares of common stock issued and outstanding as of June 27, 2016.

NAME AND ADDRESS OF OWNER (1)	Relationship	Number of Shares owned (2)	Percentage of Common Stock Owned (3)

Rudolf Suter (4)	Former CEO	2,886,045	15%
Matthew G. Cevasco (less than 1%)	CEO	-	-
Brigitte Rousseau (less than 1%)	CFO	-	-
Thomas Rickards (less than 1%)	Former CEO	-	-
Charles Posternack	Chairman	4,407,136	24%
Timothy Kinnear	Former CFO	-	-
Jagdish Jethmalani	Former EVP	-	-
Edward E. Green(less than1%)		-	-
E. Dean. Butler (less than1%)		-	-
Joseph Barry Schimmel (less than1%)		-	-

All Officers and Directors As a Group		7,350,687	37%

(1) Unless otherwise noted, the mailing address of each beneficial owner is c/o PFO Global, Inc., 14401 Beltwood Parkway, Suite 115, Dallas, Texas 75244

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 27, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 18,417,506 shares of common stock issued and outstanding as of June 27, 2016 adjusted for any options outstanding, where applicable.

(4) Includes stock owned by affiliated party

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, in which we were or are to be a party and the amount involved exceeded $120,000, in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no formal policy regarding entering into transactions with affiliated parties.

Merger

Pursuant to the terms of the Merger Agreement, on June 30, 2015, PFO Global, Inc. issued an aggregate of 14,999,998 shares (the “Merger Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), to the holders, immediately prior to the Effective Date, of the membership units and certain warrants to purchase the membership units of Holdings, as consideration for the Merger and the cancellation of such securities. Certain of Holding’s convertible securities which did not convert into shares of Common Stock in the Merger (the “Non-Converting Securities”) were exchanged into like convertible securities to acquire 16,388,844 shares of Common Stock, at an exercise price per share appropriately adjusted. The PFO Global, Inc. shareholders immediately prior to the Merger retained approximately 5,918,508 shares of Common Stock and equivalents, including (i) 1,622,508 shares of Common Stock retained by certain shareholders, (ii) 2,500,000 shares of Common Stock issuable upon the conversion of 23.98893367 shares of PFO Global, Inc.’s Series A preferred stock to be placed in escrow (the “Escrowed Shares”) and (iii) approximately 1,796,000 shares of Common Stock issued in connection with various investor relations firms and advisors to satisfy obligations of PFO Global, Inc. before the Effective Date

Also pursuant to the terms of the Merger Agreement, at the Effective Date, PFO Global, Inc. expressly assumed all obligations of Holding under the Non-Converting Securities, including all of Holding’s outstanding promissory notes. At the Effective Date, certain of Holding’s officers and managers were appointed as officers and directors, respectively, of PFO Global, Inc., and the prior officers and directors of PFO Global, Inc. resigned.

Also pursuant to the terms of the Merger Agreement, on the Effective Date, Holding, Merger Sub, PFO Global, Inc., and a third party (the “Account Advisor”) and an escrow agent (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the terms of the Escrow Agreement, the Escrow Agent will hold the Escrowed Shares in escrow, for release pursuant to written instructions provided from time to time by the Account Advisor. Any Escrowed Shares not released pursuant to such written instructions prior to the 18 month anniversary of the Effective Date shall be returned to us for cancellation.

The shares retained by the PFO Global, Inc. shareholders immediately prior to the Merger total 5,918,508 common share equivalents and were valued at approximately $3,906,000 based on a per share valuation of $0.66. The per share valuation was based on a discounted cash flow of estimated future financial results, valuation metrics of other companies in the same industry, a discount for lack of liquidity, the amount of outstanding debt, and other factors. PFO Global, Inc. also had liabilities of approximately $262,000 as of the Effective Date. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition based on management’s estimates of such fair values. The excess of purchase price over the fair value of net assets acquired amounting to approximately $4,153,000 was recorded as goodwill in the accompanying consolidated balance sheets for the period ended December 31, 2015. Transaction costs associated with this acquisition were expensed as incurred through the consolidated statements of operations for the period ended December 31, 2015 and totaled approximately $229,000.

Certain Related Party Transactions

From time to time prior to the Merger, Thomas Rickards, the Chief Executive Officer of Energy Telecom, Inc., provided financing to Energy Telecom, Inc. Such stockholder loans bore interest of 10% per annum, compounding annually, and were due on demand. All of these amounts have been repaid

The following table lists the notes due to related parties and accrued interest for the years ended December 31, 2015 and 2014, respectively, which is presented in interest expense – related parties in the consolidated financial statements.

			Principal		Accrued Interest
Name	Relationship	Date of Note	2015	2014	2015	2014
Rudolf Suter	Former CEO	1/1/2012	$117,700	$117,000	$32,066	$25,681
Rudolf Suter	Former CEO	2/8/2011	52,109	41,510	5,836	3,848

Charles Posternack	Chairman	5/2/2011	453,686	453,686	201,014	157,914
Charles Posternack	Chairman	5/4/2014	15,000		-	-
Charles Posternack	Chairman	1/6/2015	25,000		1,125	-

Rudolf Suter	Former CEO (1)	3/16/2011	$47,210	$-	$-	$-

(1) owed to affiliated party.

During the year ended December 31, 2015, there were no repayments of principal or interest.

The Company paid PFO Europe, a company owned by a relative of the Company’s former Chief Executive Officer, approximately $92,000 and $120,000 in fees and expenses for the years ended December 31, 2015 and 2014, respectively, to market the Company’s products and services in Europe.

On February 29, 2016, Rudolf Suter retired from his position as our Chief Executive Officer. On April 1, 2016, we entered into a consulting agreement with Mr. Suter pursuant to which Mr. Suter will provide certain advisory services in exchange for 3% of net sales that he generates. Such commission will be paid in the form of options. In addition we agreed to pay $65,000 in cash and 400,000 options under the 2015 Plan to be exercised at $0.30 per share in full and final settlement of deferred salary and allowances, net of fees and other amounts due to us.

Director Independence

We have determined that Messrs. Greene, Butler and Schimmel have no material relationships with us that would interfere with the exercise of independent judgment and would be considered independent under the NASDAQ Listing Rules.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Marcum LLP for professional services rendered in the years ended December 31, 2015 and 2014:

	2014	2015
Audit and audit related fees	$133,967	$181,980
Tax fees	5,700	19,000

	$139,667	$200,980

Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent auditors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)   Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)   Exhibits:

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFO GLOBAL, INC.

Date: July 8, 2016	By:	/s/ Matthew G. Cevasco
Matthew G. Cevasco
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew G. Cevasco	Chief Executive Officer	July 8, 2016
Matthew Cevasco

/s/ Brigitte Rousseau	Chief Financial Officer	July 8, 2016
Brigitte Rousseau

/s/ Charles Posternack, M.D.	Director	July 8, 2016
Charles Posternack

/s/ Edward E. Green	Director	July 8, 2016
Edward E. Green

/s/ Edward D. Butler	Director	July 8, 2016
Edward D. Butler

/s/ Joseph Barry Schimmel	Director	July 8, 2016
Joseph Barry Schimmel

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering PFO Global, Inc.’s last fiscal year has been sent to its security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to PFO Global, Inc.’s security holders during such period.

INDEX TO EXHIBITS:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated June 2, 2015, by and between Energy Telecom, Inc. and Energy Telecom Reincorporation Sub., Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (“Commission”) on June 26, 2015 and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated June 30, 2015, by and between PFO Global, Inc., PFO Acquisition Corp., and Pro Fit Optix Holding Company, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

3.1	Articles of Incorporation, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 8, 2015 and incorporated herein by reference.

3.2	Bylaws, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 8, 2015 and incorporated herein by reference.

4.1	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 26, 2015 and incorporated herein by reference.

10.1*	Purchase and Supply Agreement, dated August 31, 2010, by and between Pro Fit Optix, Inc. and Hong Kong Optical Lens Co.

10.2*	Second Amendment to Purchase and Supply Agreement, dated August 31, 2013, by and between Pro Fit Optix, Inc. and Hong Kong Optical Lens Co.

10.3	PFO Global, Inc. 2015 Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 26, 2015 and incorporated herein by reference.

10.4	Form of Insider Lock-Up Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.5	Form of Non-Insider Lock-Up Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.6	Escrow Agreement, dated June 30, 2015, by and among PFO Global, Inc., PFO Acquisition Corp., Pro Fit Optix Holding Company, LLC, 21st Century Strategic Investment Planning, LLC and Equity Stock Transfer LLC, as escrow agent, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

51

10.7	Securities Purchase Agreement, dated as of June 30, 2015, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.8	Debenture, dated July 1, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.9	Warrant, dated July 1, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.10	Security Agreement, dated July 1, 2015, by and among PFO Global, Inc., each of the subsidiaries of PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.11	Lock-Up Agreement, dated June 30, 2015, by and between Hillair Capital Investment L.P. and PFO Global, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.12	Securities Purchase Agreement, dated as of September 29, 2015, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 2, 2015 and incorporated herein by reference.

10.13	Debenture, dated September 30, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 2, 2015 and incorporated herein by reference.

10.14	Warrant, dated September 30, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 2, 2015 and incorporated herein by reference.

10.15	Securities Purchase Agreement, dated as of November 13, 2015, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 17, 2015 and incorporated herein by reference.

10.16	Debenture, dated November 13, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 17, 2015 and incorporated herein by reference.

10.17	Warrant, dated November 13, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 17, 2015 and incorporated herein by reference.

10.18	Securities Purchase Agreement, dated as of November 30, 2015, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 3, 2015 and incorporated herein by reference.

10.19	Debenture, dated November 30, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 3, 2015 and incorporated herein by reference.

10.20	Warrant, dated November 30, 2015, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on December 3, 2015 and incorporated herein by reference.

52

10.21	Securities Purchase Agreement, dated as of January 7, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 13, 2016 and incorporated herein by reference.

10.22	Debenture, dated January 8, 2016, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 13, 2016 and incorporated herein by reference.

10.23	Securities Purchase Agreement, dated as of February 17, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 19, 2016 and incorporated herein by reference.

10.24	Debenture, dated February 17, 2016, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 19, 2016 and incorporated herein by reference.

10.25

Securities Purchase Agreement, dated as of April 14, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 15, 2016 and incorporated herein by reference.

10.26

Debenture, dated April 14, 2016, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 15, 2016 and incorporated herein by reference.

10.27

Securities Purchase Agreement, dated as of June 13, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 17, 2016 and incorporated herein by reference.

10.28

Debenture, dated June 13, 2016, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 17, 2016 and incorporated herein by reference.

10.29

Claim Investment Agreement, dated March 4, 2016, by and between Pro Fit Optix, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 4, 2016 and incorporated herein by reference.

10.30

Employment Agreement, dated February 29, 2016, by and between Matthew G. Cevasco and PFO Global, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 4, 2016 and incorporated herein by reference.

10.31

Form of Stock Option Award Agreement under PFO Global, Inc.’s 2015 Equity Incentive Plan, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2016 and incorporated herein by reference.

10.32	Form of Non-Plan Stock Option Award Agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 6, 2016 and incorporated herein by reference.

21.1*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document.

101 SCH*	XBRL Taxonomy Extension Schema Document.

101 CAL*	XBRL Taxonomy Calculation Linkbase Document.

101 LAB*	XBRL Taxonomy Labels Linkbase Document.

101 PRE*	XBRL Taxonomy Presentation Linkbase Document.

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

53