Form 10-Q
period 2016-03-31
PFO Global, Inc.
filed 2016-08-05
CIK 1456455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-167380

PFO GLOBAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	65-0434332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14401 Beltwood Parkway, Suite 115, Dallas, TX 75244

(972) 573-6135

(Address including zip code, and telephone number, including area code, of principal executive offices)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days*.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 1, 2016 there were 20,917,506 shares of the registrant's common stock, par value $0.0001 per share, outstanding, including preferred stock convertible into common stock on an as is converted basis.

 * The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I

Item 1.      Condensed Consolidated Financial Statements

PFO Global, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2016	December 31 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,807	$26,250
Accounts receivable	445,737	485,192
Inventories	659,569	724,009
Prepaid expenses and other assets	50,656	104,546
Total current assets	1,181,769	1,339,997

Property and equipment, net	97,744	152,031
Deferred costs	293,732	293,732
Other assets	126,534	85,462

Total assets	$1,699,779	$1,871,222

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$2,230,075	$2,348,824
Accrued Liabilities	2,354,542	2,145,442
Accrued interest, related parties	1,266,192	1,188,182
Note payable, net of discount - current portion	7,825,000	6,705,000
Royalty obligation	1,750,000	1,750,000
Derivative obligation	1,233,000	1,769,000
General unsecured claims - current portion	16,660	26,641
Total current liabilities	16,675,469	15,933,089

Note payable, related parties - net of current portion	4,679,397	4,677,630
Note payable, net of discount - net of current portion	3,695,281	3,214,591
Deferred revenue	2,582,198	2,582,198
General unsecured claims - net of current portion	12,478	12,662
Total long term debt	10,969,354	10,487,081

Total liabilities	27,644,823	26,420,170

Commitments and contingencies	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 preferred shares authorized, 23.988 shares preferred issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,417, 506 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,842	1,842
Additional paid in capital	9,234,702	9,215,458
Accumulated deficit	(35,181,588)	(33,766,248)
Total stockholders' deficit	(25,945,044)	(24,548,948)

Total liabilities and stockholders' deficit	$1,699,779	$1,871,222

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015

REVENUE:
Sales	$1,085,387	$988,037

COST OF GOODS SOLD (excluding depreciation shown below)	575,299	526,918

Gross profit	510,088	461,119

OPERATING EXPENSES:
Selling, general and administrative expenses	1,249,979	2,087,332
Depreciation	54,287	68,156
Total operating expenses	1,304,266	2,155,488

Loss from operations	(794,178)	(1,694,369)

OTHER INCOME (EXPENSE):
Other income	32,115	(33)
Gain on change in fair value derivative liabilities	536,000	776,810
Interest expense, related parties	(78,010)	(74,726)
Interest expense, others	(1,111,267)	(1,571,616)
Total other expense	(621,162)	(869,565)

Net loss before provision for income taxes	(1,415,340)	(2,563,934)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-

NET LOSS	$(1,415,340)	$(2,563,934)

Net loss per common share, basic and diluted	$(0.07)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	20,917,506	14,755,357

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2015	24	$-	18,417,506	$1,842	$9,215,458	$(33,766,248)	$(24,548,948)
Common stock issued for services rendered	-	-	-	-	19,244	-	19,244
Net loss	-	-	-	-	-	(1,415,340)	(1,415,340)
Balance, March 31, 2016	24	$-	18,417,506	$1,842	$9,234,702	$(35,181,588)	$(25,945,044)

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,415,340)	$(2,563,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,287	68,156
Stock based compensation	19,244	-
Provision for doubtful accounts	57,068	2,044
Change in fair value of derivative liability	(536,000)	(776,810)
Interest expense, related parties	78,010	74,726
Interest expense, others	480,273
Amortization of debt issue costs	175,069	306,623
Amortization of debt discount	456,941	900,183
Changes in operating assets and liabilities:
Accounts receivable	(17,613)	(250,044)
Inventories	64,440	(33,073)
Prepaid expenses	53,890	(43,041)
Other assets	(41,072)	282
Accounts payable and accrued expenses	(389,919)	1,039,363
Net cash used in operating activities	(960,722)	(1,275,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	1,001,765	1,476,677
Debt issue costs	(31,320)	(188,516)
Payments on long term debt	(10,166)	(40,132)
Net cash provided by financing activities	960,279	1,248,029

Net decrease in cash	(443)	(27,496)

Cash beginning of period	26,250	75,536
Cash end of period	$25,807	$48,040

Supplemental disclosures of cash flow information:
Interest paid	-	123,846
Non-cash investing and financing activities:
Debt issuance costs related to issuance of warrants	-	9,765
Debt discount related to issuance of warrants	-	122,064
Debt discount related to original issue discount on Hillair notes	120,000	-
Derivative obligation related to issuance of warrants	-	131,829
Cancellation of shares subscribed	-	440,000

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Note 1 - Summary of Significant Accounting Policies

Description of the Business

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PFO Global, Inc., formerly Energy Telecom, Inc. (the “Company”), and PFO Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, the Company completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the former PFO Global, Inc. equity holders owned approximately 8% of the outstanding shares of the Company’s common stock.

For accounting purposes, the Merger was recognized in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, PFO Global, Inc. has been recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer. As such, the historical financial statements of Holding will be treated as the historical financial statements of the combined company. Accordingly, the financial position as of December 31, 2015 presented in the condensed consolidated financial statements reflect the operations of Holding for the period from January 1, 2015 through June 30, 2015, and the operations of the post-combination Company for the period of June 30, 2015 through December 31, 2015.

On the Effective Date, the Company had outstanding 23.988 shares Series A Convertible Preferred Stock (“Preferred Stock”). Pursuant to the Merger Agreement, on the Effective Date, the Preferred Stock was amended such that the 23.988 shares are convertible into 2,500,000 of common stock at the instruction of the holder. Further, the holder was required to assign the Preferred Stock to be held in escrow by Escrow Agent (“Escrow Shares”). On June 30, 2015, Holding, Merger Sub, PFO Global, Inc., a third party (the “Account Advisor”) and an escrow agent (the “Escrow Agent”), entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, the Escrow Agent will hold the Escrow Shares for release pursuant to written instructions provided from time to time by the Account Advisor. The Escrow Agreement expires December 31, 2016, any Escrow Shares remaining will be cancelled. As of March 31, 2016, no shares were released by the Escrow Agent.

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

The Company completed the Merger with Holding on June 30, 2015. Following the Merger, we began focusing its resources on the manufacturing and distribution of eyewear through proprietary manufacturing, ordering and delivery systems that reduce cost to eyewear providers, through Pro Fit Optix, Inc. (“Optix”), Holding’s wholly-owned subsidiary.

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

The developed products currently include:

●	SmartCalc - proprietary software used to manufacture fully digital lens designs. Certain Company lenses are produced following the SmartCalc software calculation.

●

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of PFO Global, Inc. and its wholly owned subsidiaries: Pro Fit Optix Holding Company, LLC, Pro Fit Optix, Inc., PFO MCO, LLC, PFO Optima, LLC and PFO Technologies, LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Unites States Securities and Exchange Commission (“SEC”) for interim financial information. The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year 2016 or for any other interim period.

The December 31, 2015 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. All membership unit amounts have been restated to reflect the equivalent number of common shares to provide comparative information. All per share amounts are post merger amounts. Certain prior period amounts have been reclassified to conform to the current period presentation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include the allowance for doubtful accounts, sales allowances, recoverability of long lived assets and goodwill, valuation allowance for deferred income tax assets, fair value of assets acquired and liabilities assumed, fair value of derivative liabilities and valuation of stock options and equity transactions. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions which balances may exceed the federally insured limits. Federally insured limits are $250,000 for interest and noninterest deposits. At March 31, 2016, the Company had no deposits in excess of federally insured limits.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company’s allowance for doubtful accounts was approximately $267,000 and $275,000 at March 31, 2016 and December 31, 2015, respectively.

 Inventories

Inventory is comprised of finished goods frame and lens inventory at March 31, 2016 and December 31, 2015. In assessing the value of inventories, the Company makes estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, the Company reviews the carrying value of its inventory, measuring number of months on hand and other indications of salability. The Company reduces the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories consist of finished product and are stated at the lower of cost, determined using the first-in first-out method, or market.

Debt Issue Costs

The Company amortizes debt issue costs to interest expense over the life of the associated debt instrument.

Shipping and Handling Costs

The Company charges customers for shipping and handling costs except for orders that are shipped directly to customers from the Company’s third party lens provider, HKO. Shipping and handling costs are classified as Revenues and Cost of Goods Sold in the Condensed Consolidated Statements of Operations.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the periods ended March 31, 2016 and 2015.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates based on the actual results obtained and or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company did not record any interest or penalties on uncertain tax positions in the accompanying condensed consolidated balance sheets and statements of operations for the periods ended March 31, 2016 and 2015, respectively. Federal, state and local authorities may examine the Company’s income tax returns for three years from the date of filing. The December 31, 2015 tax returns and prior three years remain subject to examination as of March 31. 2016.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive shares outstanding. As of March 31, 2016 and 2015, respectively, dilutive shares outstanding, whose impact was antidilutive, include options to purchase the Company’s common stock (“Options”) and warrants to purchase the Company’s common stock (“Warrants”). The dilutive impact of the Options and Warrants is determined by applying the “treasury stock” method.

The computation of the loss per share for the periods ended March 31, 2016 and 2015, respectively, and excludes the following Options and Warrants because their inclusion would be anti-dilutive:

	March 31, 2016	March 31, 2015

Options	1,414,052	75,130
Warrants	12,939,297	5,869,681
Total	14,353,349	5,944,811

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

Deferred Revenue and Costs

On April 20, 2012, the Company sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) (see Note 9). In accordance with the TTDA, the Company was required to perform additional production and customization of the software technology over the agreement term. The software technology required significant customization and development on the effective date and in accordance with ASC 605-35, the Company has accounted for the TTDA under the completed contract method. The Company and VSP are currently in litigation regarding the TTDA and the outcome is uncertain. Because of the uncertainties that exist under the contract, payments received and costs incurred under the TTDA have been deferred and will be recognized when the TTDA is considered complete and the litigation with VSP is settled.

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

Advertising Costs

Advertising expenses are charged to expense as incurred. Advertising expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations amounted to approximately $8,600 and $22,000, for the periods ended March 31, 2016 and 2015, respectively.

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

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
●	Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

In February 2015, FASB issued ASU No. 2015-02 (“ASU 2015-02”), “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company adopted this new standard as of January 1, 2016. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current "lower of cost or market" guidance. For public entities, ASU No.2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its condensed consolidated financial statements and disclosures

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”) which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. ASU 2015-16 also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2016. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, `Balance Sheet Classification of Deferred Taxes" (“ASU 2015-17”) simplifying the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Under prior guidance, an entity was required to separate deferred income tax liabilities and assets into current and non-current amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The guidance maybe applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the new guidance on a prospective basis for its year ending December 31, 2015. Financial statements for prior periods were not retrospectively adjusted. The new guidance had no impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”). Under the new guidance, at the commencement date, lessees will be required to recognize a leases liability, which is a lessee’s obligation to make lease payments arising from a leases, measured on a discounted basis,; and a right-to-use asset, which is an asset that represented the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

Note 2 – Going Concern

As of March 31, 2016, the Company had cash of $25,807. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $1.4 million and net cash and cash equivalents used in operations of approximately $1.0 million for the three month period ended March 31, 2016. The Company has a working capital deficit of approximately $15.5 million and stockholders’ deficit of approximately $26 million as of March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, the Company has been dependent upon its ability to raise sufficient capital to continue its product and business development efforts. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, increase its revenue and develop its technologies to the point of revenue recognition.

The Company’s primary source of operating funds since inception has been cash proceeds from issuance of notes payable. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. The Company has raised approximately $.96 million, net of repayments and debt issuance costs, in the three month period ended March 31, 2016, through the issuance of promissory notes (see Note 5). However, there can be no assurance that the Company will be successful in raising additional funds.

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

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 – Accounts Receivable

Accounts receivable consist of the following as of:

	March 31, 2016	December 31, 2015

Accounts receivable, trade	$712,680	$756,788
Other receivables	-	3,646
	712,680	760,434
Less allowance for doubtful accounts	(266,943)	(275,242)
	$445,737	$485,192

Note 4 –Accrued Liabilities

Accrued liabilities consist of the following as of:

	March 31 2016	December 31 2015

Payroll and related taxes	$317,742	$641,622
Accrued interest, third parties	1,660,267	1,179,994
Accrued other	376,533	323,826
	$2,354,542	$2,145,442

Note 5– Notes Payable

Notes payable consist of the following as of:

	March 31, 2016	December 31, 2015
Notes payable	$225,000	$225,000
Convertible promissory note	200,000	200,000
Promissory note	50,000	50,000
Series A notes	3,002,500	3,002,500
Secured bridge notes	943,370	943,370
Convertible notes	2,045,000	2,045,000
Senior Secured Convertible Debentures	7,700,000	6,580,000
	14,165,870	13,045,870
Less debt issuance costs	(650,992)	(794,741)
Less debt discounts	(1,994,597)	(2,331,538)
	11,520,281	9,919,591
Less current maturities	(7,825,000)	(6,705,000)
Notes payable, less current maturities	$3,695,281	$3,214,591

The following table provides information regarding annual required repayments under the notes payable as of March 31, 2016:

2016	$7,825,000
2017	3,170,434
2018	3,170,436
$14,165,870

Amortization of debt discount and debt issuance costs was approximately $632,000 and $1,207,000 for the three months ended March 31, 2016 and 2015, respectively.

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

In conjunction with the Short-Term Promissory Note, the Company issued (i) five year Class A Warrants to purchase an aggregate of 62,500 common shares at an exercise price of $1.60 per share and (i) five year Class B Warrants to purchase an aggregate of 17,566 common shares at an exercise price of $0.01 per share. In conjunction with the amendment, in June 2015, the Company issued five year Class A Warrants to purchase an aggregate of 62,500 common shares to the note holder and approximately 5,000 common shares to the private placement agent.

The terms of the Class A Warrants provide that, in the event the Company receives gross proceeds of at least $1,000,000 in a qualified financing (as defined therein) at a per share price of less than $1.60 per share, the exercise price will reset to 80% of the financing price. At the time of issuance, the Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature.

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

The relative fair value of the Class B Warrants was recorded in stockholders’ deficit on the issuance date. The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants on the issuance date and is re-measured at each reporting period (see Note 8).

In June 2015, the Company entered into a promissory note for a principal amount of $400,000 with the Royalty Obligation Purchaser (see Note 6). $275,000 of principal was repaid, as well as a $50,000 interest payment, in July 2015; and the remaining $125,000 principal amount was due on July 1, 2016.

The Company was unable to make the July 1, 2016 principal payment. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the payment and is currently negotiating with the Royalty Obligation purchaser for an extension of the maturity date.

Convertible Promissory Note

On January 28, 2014, the Company entered into a convertible promissory note (“Convertible Note”) for a principal amount of $200,000 with a stated interest rate of 18%. On January 20, 2015 and April 2015 the maturity date of the Convertible Note was extended to June 30, 2015 and May 1, 2016, respectively. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. All obligations under the Convertible Promissory Note were secured by a first priority security interest in all inventory of Optima. In conjunction with the Convertible Note, the Company issued a five year warrant to purchase 57,820 common shares (approximately 0.4% of the Company's then total issued and outstanding common shares) for an exercise price of $1.00 per share.

Because of the variable nature of the embedded warrants, the Convertible Note has been accounted for in accordance with ASC 815.However, the fair value of the warrants of the Convertible Note (as determined using the Black Scholes valuation model) was determined to be nominal, therefore, no derivative liability or offsetting debt discount was included in the Company's condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. Management will continue to measure the fair value of this instrument each reporting period through maturity date and record the impact under ASC 815 should the value become meaningful to the Company's consolidated condensed financial statements.

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

In January 2015, the Company amended certain of the Series A Notes. Note holders representing $2,255,000 of outstanding principal entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of the Company, the outstanding principal and interest will automatically convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 1,039,063 common shares to note holders and 83,125 common shares to the private placement agent at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured at each reporting period.

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

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 common shares to note holders and approximately 149,625 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 common shares to note holders and approximately 42,053 common shares to the private placement agent. The fair value of the Class A Warrants was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured at each reporting period (see Note 8). The fair value of the Class B Warrants was included in stockholders’ deficit in the Company's condensed consolidated balance sheet at March 31, 2016.

In June 2015, the Company amended the maturity date of each Series A Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 150,125 common shares to the private placement agent. The fair value of the Class A Warrants was included in derivative liability on the Company's condensed consolidated balance sheet and re-measured at each reporting period (see Note 8).

Secured Bridge Private Placement

On various dates from September 19, 2014 through November 18, 2014, the Company issued and sold 115.5 investment units to accredited investors (the “Secured Bridge Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a secured promissory note in the principal amount of $10,000 (the “Bridge Note”), (ii) five-year Class A Warrants to purchase 6,250 common shares, and (iii) five-year Class B Warrants to purchase 1,756.6 common shares. The Class A Warrants and Class B Warrants had exercise prices of $1.60 and $.01 per share, respectively.

In May 2015, the notes were amended, modifying the maturity date of the notes whereby each Bridge Note matures on the earlier of: (i) the receipt of funds from accounts receivable in the aggregate principal amount then outstanding of all Bridge Notes; (ii) the receipt of gross proceeds from any accounts receivable financing or factoring financing in an amount equal to at least the aggregate Bridge Note principal; (iii) thirty (30)days following the funding of any financing that results in a listing on a national exchange; (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions; (v) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; and (vi) January 1, 2016.

The Company accounted for the borrowing under the Secured Bridge Notes, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20, `Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 721,875 common shares to note holders and approximately 57,750 common shares to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 202,888 common shares to note holders and approximately 16,231 common shares to the private placement agent. The fair value of the Class A Warrants was included in derivative liability on the issuance date and re-measured as of the reporting period (see Note 8). The fair value of the Class B Warrants was included in stockholders’ deficit on the issuance date.

In June 2015, the Company further amended the maturity date of certain Bridge Notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. In July 2015, a note with an original principal amount of $125,000 was repaid. In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 643,750 common shares to note holders and approximately 57,750 common shares to the private placement agent. The fair value of the Class A Warrants was included in derivative liability at the issuance date and re-measured as of the reporting period.

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

The fair value of the Class C Warrants was immaterial on the issuance dates and March 31, 2016 (see Note 9). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants.

Proceeds received from the Convertible Note Private Placement was approximately $1,565,000, net of related costs of approximately $230,000.

In June 2015, the Company amended the maturity date of each Convertible Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 102,250 common shares to the private placement agent. The fair value of the Class A Warrants was included in derivative liability at the issuance date and re-measured as of the reporting period (see Note 9).

Securities Purchase Agreement

On various dates from June 30, 2015 through December 31, 2015, we entered into a certain Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which we sold an aggregate of $6,580,000 in principal amount of an 8% original issue discount senior secured convertible debenture, dated July 1, 2015 (the “Debenture”), for an aggregate purchase price of $6,145,000 to the Investor. Pursuant to the Securities Purchase Agreement, we also issued to the Investor warrants, (the “SPA Warrant”), to purchase an aggregate of 3,290,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% Accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company was unable to make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company has received a waiver from the Investor extending the interest and principal payments to January 1, 2017. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s condensed consolidated balance sheets.

On January 7, 2016 we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $504,000 in principal amount of a Debenture for an aggregate purchase price of $450,000 to the Investor. The Debenture matures on February 1, 2017, and accrues interest at the rate of 8% per annum. No warrants were granted related to these issuances in 2016.

On February 17, 2016, we entered into an additional Securities Purchase Agreement with the Investor, pursuant to which we sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. The Debenture matures on March 1, 2017, and accrues interest at the rate of 8% per annum. No warrants were granted related to these issuances in 2016.

Proceeds received from the Debentures were approximately $975,000, net of related costs of approximately $25,000 and original discounts of $120,000 respectively, during the three months ended March 31, 2016. Debt issuance costs will be amortized to interest expense over the life of the Debentures.

Amounts of principal and accrued interest under the Debenture are convertible at the option of the Investor at any time into shares of our common stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by PFGB (i) in a registered offering of our common stock or securities convertible into or exchangeable for shares of our common stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of our common stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the Effective Date of the original Securities Purchase Agreement (the “Effective Date”), the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of the Debenture.

Pursuant to the terms of the Debenture, we have agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

The SPA Warrant is exercisable for a period of five years from the Effective Date, at an initial exercise price (the “SPA Warrant Exercise Price”) of $2.40 per share. In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the SPA Warrant Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of our common stock issuable under the SPA Warrant would be increased such that the aggregate SPA Warrant Exercise Price payable under the SPA Warrant, after taking into account the decrease in the SPA Warrant Exercise Price, would be equal to the aggregate SPA Warrant Exercise Price prior to such adjustment. If at any time after the six month anniversary of the Effective Date there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of our common stock underlying the SPA Warrant, then the SPA Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

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

The fair value of the SPA Warrants and conversion rights were recorded on the issuance dates using a Binomial Lattice Valuation Model, which was included in derivative liability on our consolidated balance sheets, and re-measured as of March 31, 2016 (see Note 9).

Note 6 – Royalty Obligation

The Company entered into a Royalty Purchase Agreement with a third party (“Purchaser”). Under the terms of the Royalty Purchase Agreement, the Company was advanced $1,750,000 by the Purchaser and in return, the Company agreed to pay the Purchaser a royalty amount equal to 3.09% of monthly revenue generated from products or services that incorporate any of the Company's intellectual property ("IP Revenue") including patents, copyrights and trademarks in perpetuity ("Royalty Payments"). No monthly Royalty Payments for any calendar month will be less than $36,458.

In May and June 2015, the Company amended its Royalty Obligation to borrow an additional $250,000. The royalty rate was amended to 3.09% of monthly IP Revenue; the minimum monthly royalty amount was amended to $36,458; and the monthly royalty payments were deferred from April 2015 through June 2016 and were due on July 1, 2016.

The Company was unable to make the July 1, 2016 royalty payment under its Royalty Obligation. The Company is negotiating an extension to the due date. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent royalty payments and accordingly the outstanding royalty amount due under the Royalty Obligation has been presented as current in the Company’s condensed consolidated balance sheets.

Royalty expense of approximately $109, 000 and $94,000 is included in Interest Expense, other on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2016 and 2015, respectively.

Approximately $230,000 and $290,000 of accrued royalty expense was included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, $1,750,000 and $1,750,000 respectively was outstanding under the Royalty Obligation.

Note 7 – Related Party Transactions

Long-term notes due to related parties consist of the following:

	March 31, 2016	December 31, 2015
Unsecured note payable with HP Equity Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrue at 4.5% per annum.	$1,030,639	$1,030,639

Note payable with HCA Capital Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note payable is secured by substantially all of the assets of the Company. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrues at 9.5% per annum.	448,993	448,993

Unsecured note payable with PFO Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrues at 4.5% per annum.	206,565	206,565

Promissory note with Transition Capital, LLC dated September 1, 2012, as amended. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrue at 5.5% per annum	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s former Chief Executive Officer (“CEO”) dated December 30, 2012 at a stated annual interest rate of 5.5%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	117,700	117,700

	March 31, 2016	December 31, 2015
The Company has an agreement with the former CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. The Note was repaid in the second quarter of 2016.	53,875	52,108

The Company has a promissory note with a relative of the former CEO effective September 6, 2011 at a stated annual interest rate of 0%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011 at a stated annual interest rate of 9.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	1,134,215	1,134,215

The Company has four promissory notes with four stockholders dated May 2015 at a stated annual interest rate of 4.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	90,000	90,000

Total long term notes to related parties	4,679,397	4,677,630
Less current maturities	-
Total long term notes to related parties, net of current maturities	$4,679,397	$4,677,630

      The following table provides information regarding annual required repayments under the notes payable, as amended, as of March 31, 2016:

2016	$-
2017	2,339,699
2018	2,339,698
$4,679,397

The Company incurred interest expense of approximately $78,000 and $75,000 for the three months ended March 31, 2016 and 2015, respectively, which is presented in interest expense – related parties, in the accompanying condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, approximately $1,130,400 and $1,188,000 of accrued but unpaid interest is presented in accrued interest, related parties in the accompanying condensed consolidated balance sheets, respectively.

Approximately $240,000 was due to the Chairman, a related party, as of March 31, 2016 and December 31, 2015, respectively for consulting fees.

The Company paid PFO Europe, a company owned by a relative of the Company’s former CEO, approximately $0 and $12,000 in fees and expenses during the three months ended March 31, 2016 and 2015, respectively, to market the Company’s products and services in Europe.

Note 8- Derivative Obligation

Class A Warrants

 As of March 31, 2016, 5,011,750 Class A Warrants were issued and outstanding. The Company did not grant any Class A Warrants during the three months ended March 31, 2016. The Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $877,000 using a Binomial Lattice Valuation Model and the following assumptions as of March 31, 2016:

Present Value of Share		$0.14
Expected Volatility	101.18%	-	102.49%
Expected Term (in years)	3.1	-	4.2
Discount Rate	0.87%	-	1.03%
Dividend Rate		0%
Exercise Price		$0.08

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

The Company recorded a gain of approximately $159,000 during the three months ended March 31, 2016 and a gain of approximately $776,800 during the three months ended March 31, 2015, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its Class A Warrants measured at fair value on a recurring basis as of March 31, 2016:

	Balance at 3/31/2016	Level 1	Level 2	Level 3

Derivative Obligation	$877,000	$-	$-	$877,000

The following table reflects the change in fair value of the Company’s Class A Warrants for the period ended March 31, 2016:

Amount
Balance – January 1, 2016	$1,036,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(159,000)
Balance – March 31, 2016	$877,000

Class C Warrants

As of March 31, 2016, 291,294, Class C Warrants were issued and outstanding The Company did not grant any Class C Warrants during the 3 months ended March 31, 2016.

The Company determined that the price protection feature on the Class C Warrants constituted a derivative liability because the variable exercise price represents a variable conversion feature.

As of March 31, 2016, the Company determined that the fair value of the derivative liability pertaining to the Class C Warrants was immaterial as of such date. The fair value of the derivative obligation was estimated using Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.14
Expected Volatility		101.18%
Expected Term (in years)	3.7	-	4.2
Discount Rate		1.03%
Dividend Rate		0%
Exercise Price		$2.20

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

The fair value of the derivative liability related to the Class C Warrants did not change materially from the date of issuance to March 31, 2016.

SPA Warrants

As of December 31, 2015, 3,290,000 SPA warrants were issued and outstanding. The Company did not grant any SPA Warrants during the 3 months ended March 31, 2016. The Company determined that the net settlement (cashless exercise) feature on the SPA Warrants constituted a derivative liability because the net settlement feature represents a variable conversion feature. As of March 31, 2016 the Company estimated the fair value of the derivative liability of approximately $356,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.14
Expected Volatility	98.96%	-	101.18%
Expected Term (in years)	4.25	-	4.7
Discount Rate	1.03%	-	1.20%
Dividend Rate		0%
Exercise Price		$0.09

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

The Company recorded a gain of approximately $71,000 and $0 during the three months ended March 31, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its SPA Warrants measured at fair value on a recurring basis as of March 31, 2016:

	Balance at 3/31/2016	Level 1	Level 2	Level 3

Derivative Obligation	$356,000	$-	$-	$356,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended March 31, 2016:

Amount
Balance – January 1, 2016	$427,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(71,000)
Balance – March 31, 2016	$356,000

Debenture Conversion Feature

The Debentures issued during the year ended December 31, 2015 (see Note 6) and the three months ended March 31, 2016, include a conversion feature whereby they can be converted into 3,290,000 and 560,000 common shares, subject to certain adjustments. At the time of issuance, the Company determined that the variable nature of the conversion feature constituted a derivative liability. During the three months ended March 31, 2016, the Company estimated the fair value of the derivative liability of approximately $0 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share	$0.14
Expected Volatility	84%
Expected Term (in years)	0.8
Discount Rate	0.59%
Dividend Rate	0%
Exercise Price	$2.00

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

The Company recorded a gain of approximately $306,000 and $0 during the three months ended March 31, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with accounting principles generally accepted in the United States, the following table represents the Company’s fair value hierarchy for its debenture conversion feature measured at fair value on a recurring basis as of March 31, 2016:

	Balance at 3/31/2016	Level 1	Level 2	Level 3

Derivative Obligation	$-	$-	$-	$-

The following table reflects the change in fair value of the Company’s Debenture Conversion Feature for the period ended March 31, 2016:

Amount
Balance – January 1, 2016	$306,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(306,000)
Balance – March 31, 2016	$-

The following table reflects the fair value of the Company’s derivative liabilities as of March 31, 2016:

Amount
Class A Warrants	$877,000
SPA Warrants	356,000
Debenture Conversion Feature	-
$1,233,000

Note 9 - Commitment and Contingencies

Operating Lease Agreements

During 2015 we leased 4,500 square feet at 7501 Esters Boulevard, Suite 100, Irving, Texas 75063 at approximately $11,300 per month. The lease expired on March 31, 2016. On March 8, 2016, we moved our corporate office to 14401 W. Beltwood Parkway, Farmers Branch, TX 75244.

In conjunction with our acquisition of Optima in March 2013, we assumed a facility lease with an unrelated third party at 111 Research Drive, Stratford, CT 06615. The current office space at this location consists of approximately 10,200 square feet and costs us approximately $8,513 per month. The lease expired on May 31, 2016

We consolidated facilities into a new location at 14401 W. Beltwood Parkway, Farmers Branch, TX 75244 and completed the consolidation May 2016. We believe that both our existing and new facilities are suitable and adequate to meet our current business requirements. The current office space at this location consists of approximately 15,500 square feet and costs us approximately $10,400 per month. The lease is set to expire on February 29, 2019.

Approximate annual future minimum lease payments under all operating leases, as amended, subsequent to March 31, 2016 are as follows:

2016	$107,800
2017	124,800
2018	124,800
2019	20,800
Total minimum lease payments	$378,200

Rental expense for the three months ended March 31, 2016 and 2015 was approximately $70,000 and $68,000 respectively.

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

Deferred revenue, which is comprised of payments received under the TTDA and prepaid orders of frame inventories were approximately $2,582,000 as of March 31, 2016 and December 31, 2015. Deferred costs, comprised of costs incurred related to the TTDA, were approximately $294,000 as of March 31, 2016 and December 31, 2015.

Claim Investment Agreement

On March 4, 2016, Pro Fit Optix, Inc., a subsidiary of the Company, and Hillair Capital Management LLC (“Hillair”) entered into a claim investment agreement (the “Claim Investment Agreement”). Pursuant to the Claim Investment Agreement, Optix may from time to time submit to Hillair directions to pay, or fund in advance, the legal fees and expenses of Optix’s attorney of record in that certain lawsuit captioned VSP Labs, Inc. v. Pro Fit Optix, Inc., pending in the Sacramento Superior Court, Sacramento County, California, Action No. 34-2013-00153788 (the “Lawsuit”), to which Optix is a party, and Hillair will cause Hillair Capital Investment L.P. (“HCI”) to pay such legal fees and expenses on Optix’s behalf. Each payment made pursuant to the Claims Investment Agreement shall constitute an “Investment”, and the sum of all Investments made shall be referred to as the “Investment Amount”.

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

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against Optix in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in Optix, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015, and such cost, net of payments, is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the outstanding balance was $70,000. The Company is currently in default under this agreement and Waud has instituted legal proceedings to obtain a judgement.

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

HKO Purchase and Supply Agreement

On August 31, 2010, the Company entered into a Purchase and Supply Agreement with HKO (“HKO Supply Agreement”) with headquarters in Shenzhen, China.

In accordance with the HKO Supply Agreement, HKO sells eyewear, which consists of frames and lenses, and provides frame inventory management services to the Company. The Company provides frames to HKO to fulfill future orders of eyewear and maintains title and risk of loss to these frames while the frames reside in HKO’s warehouse in accordance with the HKO Supply Agreement. Once the frames are used by HKO to fulfill orders of eyewear, risk of loss transfers until such time the eyewear is received by the Company at its facility in Texas or a designated third party which is typically within 2-3 days of order fulfillment. As of March 31, 2016 and December 31, 2015, approximately $167,000 and $208,000, respectively, of inventory pertains to frame inventory maintained in HKO’s warehouse for frames that have not yet been used to fulfill orders of eyewear.

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

Purchases from HKO represented approximately 67% ($386,000) and 47% ($249,000) of the Company’s total purchases for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, approximately $359,000 and $357,000, respectively, was due to HKO which is presented in accounts payable in the accompanying condensed consolidated balance sheets.

Note 10 – Customer and Vendor Concentrations

During the three month periods ended March 31, 2016 and 2015, there were one and two customers which accounted for approximately 17% and 47% of the Company’s net sales, respectively. Approximately $160,000 and $186,000 which accounts for approximately 24% and 25% of accounts receivable, trade was due from these customers as of March 31, 2016 and December 31, 2015, respectively.

The main materials used in the Company’s products are polycarbonate and plastic. The Company has many suppliers and sources for these materials to meet their purchasing needs at prices which would not significantly impair their ability to compete effectively. During the three month periods ended March 31, 2016 and 2015, there were three suppliers which accounted for approximately 98% and 82% of the Company’s net purchases, respectively. Approximately $437,000 and $450,000 which accounts for approximately 20% and 19% of accounts payable was due to the Company’s major vendors as of March 31, 2016 and December 31, 2015, respectively.

Note 11 – EQUITY COMPENSATION PLAN

OPTIONS GRANTED

The Company did not grant any options during the three month period ended March 31, 2016. The following table summarizes the Option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	1,444,104	$0.46	5.03	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or forfeited or cancelled	(30,052)	3.33	6.9	—
Outstanding as of March 31, 2016	1,414,052	$0.36	4.8	$—
Exercisable at March 31, 2016	1,291,719	$0.37	4.8	$—

The following table summarizes the Company’s option activity for non-vested options for the three months ended March 31, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2015	305,833	$0.11
Granted	—	—
Vested	(183,500)	0.12
Expired or forfeited or cancelled	—	—
Nonvested as of March 31, 2016	122,333	$0.12

Stock based compensation was approximately $19,000 and $0 for the 3 months ended March 31, 2016 and 2015, respectively. Total equity based compensation related to non-vested awards not yet recognized as of March 31, 2016 and March 31, 2015 was approximately $13,000 and $0, respectively.

Note 12– Stockholders’ Equity / Deficit

Warrants

The Company did not grant any warrants during the three month period ended March 31, 2016. The following summarizes the Company’s warrant activity for the period ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding as of January 1, 2015	12,939,297	$1.73	4.23
Granted	-	-	-
Exercised	-	-	-
Canceled/Forfeited	-	-	-
Outstanding as of March 31, 2016	12,939,297	$1.73	3.98
Exercisable as of March 31, 2016	11,863,127	$1.89	4.11

As of March 31, 2016, approximately 1,076,000 remain unvested. The fair value of the warrants will be expensed based on vesting or probable vesting of such warrants. The following summarizes the Company’s outstanding warrants as of March 31, 2016:

Number of Warrants
Class A Warrants	8,183,446
Class C Warrants	331,861
SPA Warrants	3,290,000
Other Warrants	1,133,990
Outstanding as of March 31, 2016	12,939,297

Note 13– Subsequent Events

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

Departure of Chief Executive Officer

On February 29, 2016, Rudolf Suter retired from his position as Chief Executive Officer of the Company. On April 1, 2016, the Company entered into a consulting agreement with Mr. Suter pursuant to which Mr. Suter will provide certain advisory services in exchange for 3% of net sales that he generates. Such commission will be paid in the form of options. In addition the Company agreed to pay $65,000 in cash and 400,000 options under the 2015 Stock Option Plan to be exercised at $0.30 per share in full and final settlement of deferred salary and allowances, net of fees and other amounts due to the Company.

Stock Option award to the Chief Executive Officer

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

The information set forth below should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise stated, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” refer to PFO Global, Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains “forward-looking statements” regarding our business, financial condition, results of operations and prospects. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “assume,” “can,” “could,” “forecast,” “guide,” “may,” “project,” “target,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form 10-Q, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

We have losses from inception and have an accumulated deficit of $35.18 million as of March 31, 2016. Until we are able to generate revenues that result in positive margins from the sale of eyewear and prescription lenses that exceed operating costs, profitable operations will not be attained. We will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our common stock in the public market could have an adverse effect upon the market price of our common stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

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

Summary of Recent Developments

Completion of Merger

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PFO Global, Inc., formerly Energy Telecom, Inc. (the “Company”), and PFO Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, the Company completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the former PFO Global, Inc. equity holders owned approximately 8% of the outstanding shares of the Company’s common stock.

For accounting purposes, the Merger was recognized in accordance with ASC 805-40, Reverse Acquisitions. Accordingly, PFO Global, Inc. has been recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer. As such, the historical financial statements of Holding will be treated as the historical financial statements of the combined company.

Debt Financing

Subsequent to the Merger, we have sold an aggregate of approximately $7.7 million in principal amount of an 8% original issue discount senior secured convertible debenture, and incurred debt issuance costs of $0.8 million. For further details on the senior secured convertible debenture, refer to Note 5 of the notes to the condensed consolidated financial statements.

Critical Accounting Estimates and Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission ("SEC"), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The accounting estimates are discussed below and involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 2 to our condensed consolidated financial statements contained herein for further discussion regarding our critical accounting policies and estimates.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with our board of directors and our audit committee.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to our condensed consolidated financial statements information about recent accounting pronouncements.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The financial information presented in the tables below is comprised of the unaudited condensed consolidated financial information of the Company for the three months ended March 31, 2016 and 2015.

	Three months Ended March 31,
	2016	2015	% Change
Net sales	$1,085,387	$988,037	10%
Cost of sales	575,299	526,918	9%
Gross profit	510,088	461,119	11%
	47%	47%
Operating expenses, depreciation and amortization	1,304,266	2,155,488	-39%
Operating loss	(794,178)	(1,694,369)	-53%
Other (income) / expense	(621,162)	(869,565)	-29%
Net loss	$(1,415,340)	$(2,563,934)	-45%

Net sales. Net sales was $1.1 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The 10% increase was due primarily to an increase in sales of prescription lenses and complete eyewear partially offset by a decrease in safety kiosk software development.

Cost of Sales. Cost of sales was $0.58 million and $0.53 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to increased volume of prescription lenses and complete eyewear, offset by a reduction in eyewear frame kit samples and other costs.

Gross Profit. Gross profit was $0.51 million and $0.46 million for the three months ended March 31, 2016 and 2015, respectively. The increase was due primarily to increased sales and a reduction in eyewear frame kit samples.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $1.30 million and $2.16 million for the three months ended March 31, 2016 and 2015, respectively. This decrease was due primarily to a $0.63 million decrease in personnel costs, and a $0.26 million decrease in selling, legal, general and administrative expenses, partially offset by $0.06 million increase in bad debt expenses. These changes are illustrated in the table below.

	Three months Ended March 31,
	2016	2015	% Change
Personnel costs	$474,735	$1,103,394	-57%
General and administrative	429,680	626,633	-31%
Legal and professional	233,133	198,204	18%
Sales and marketing	55,361	152,725	-64%
Research and development	-	4,333	-100%
Depreciation and amortization	54,287	68,156	-20%
Bad debt expense	57,069	2,044	2692%
Total operating expenses	$1,304,266	$2,155,488	-39%

Other Income. Other Income was $0.62 million and $0.87 million for the three months ended March 31, 2016 and 2015, respectively. This decrease is due primarily to a $0.24 million decrease in the change in the fair value of derivative instruments and a $0.03 million increase in related parties interest expense, excluding non-related parties interest expense, amortization of debt discount and debt issuance costs, offset by a $0.4 million decrease in non-related parties interest expense, amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015

Cash and cash equivalents	$25,807	$48,040

Net cash used in operating activities	(960,722)	(1,275,525)
Net cash used in investing activities	-	-
Net cash provided by financing activities	960,279	1,248,029
Net increase in cash and cash equivalents	$(443)	$(27,496)

Historically, we have financed our operations primarily through private placements of our equity and borrowings under various debt instruments. For the three months ended March 31, 2016, we used $0.9 million for operating activities and ended the period with $25,807 in cash and cash equivalents. As of March 31, 2016, we had a working capital deficit of approximately $15.5 million. We currently use approximately $643,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect this rate to remain relatively consistent for the next twelve months.

We believe that we have the ability to raise additional capital that will be sufficient to meet our anticipated cash needs for at least the next 12 months, although there are no assurances that we will be able to raise the capital on terms acceptable to us or at all. The Company has raised approximately $1.5 million, net of debt discounts, through the issuance of convertible debentures subsequent to March 31, 2016. If we are unable to raise additional capital, our business, operating results, and financial condition would be materially adversely affected. These factors raise substantial doubt about our ability to continue as a going concern. For information regarding our ability to continue as a going concern, please refer to Note 2 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended March 31, 2016, operating activities used $0.96 million in cash as a result of (a) a net loss of $1.42 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $0.63 million, change in the fair value of derivative instruments of $(0.5) million, shares issued in exchange for compensation and services of $0.02 million, accrual of interest due to related parties of $0.08 million, depreciation and amortization of $0.54 million and provision for doubtful accounts of $0.05 million and (b) a decrease in working capital of $0.3 million.

For the three months ended March 31, 2015, operating activities used $1.27 million in cash as a result of (a) a net loss of $2.5 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $1.2 million, change in the fair value of derivative instruments of $(0.8) million, accrual of interest due to related parties of $0.07 million, depreciation and amortization of $0.07 million, and (b) an increase in working capital of $0.7 million.

Investing Activities

For the three months ended March 31, 2016 and March 31, 2015 respectively, we did not use any cash for investing activities.

Financing Activities

Our financing activities for the three months ended March 31, 2016, resulted in net cash of $0.96 million related to net proceeds of $1 million from issuance of various notes payable, partially offset by $0.04 in loan repayments and debt issue costs.

Our financing activities for the three months ended March 31, 2015, resulted in net cash of $1.25 million related to net proceeds of $1.47 million from issuance of various notes payable, partially offset by $0.2 million of loan repayments and debt issuance costs.

Debt Obligations

As of March 31, 2016, the principal amount due under the Company’s promissory notes was $20.6 million, before debt discounts and debt issuance costs of $2.6 million. For information regarding such notes, please refer to Notes 5 and 7 to our condensed consolidated financial statements. The following table provides information regarding annual required repayments under the promissory notes, as of March 31, 2016.

2016	$9,591,660
2017	5,522,612
2018	5,510,134
$20,624,406

As of March 31, 2016, the principal amount due under the Company’s related party notes was $4.7 million. For information regarding such notes, please refer to Note 7 to our condensed consolidated financial statements contained in this Report. The following table provides information regarding annual required repayments under the related party notes as of March 31, 2016:

2016	$-
2017	2,339,699
2018	2,339,698
Total	$4,679,397

As of March 31, 2016, the amount outstanding under the Company’s royalty obligation agreement was $1.875 million. For information regarding such notes, please refer to Note 6 to our condensed consolidated financial statements contained in this Report.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in market prices. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to derivatives, debt and equity linked instruments related to our financing activities.

Our assets and liabilities are overwhelmingly denominated in U.S. dollars. We do not use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash equivalents have significant risk of default or illiquidity. Although we believe our cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash equivalents are recorded at fair value.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2016, in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2016. See material weaknesses discussed below in Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 as of December 31, 2015.

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

Our Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2016, because we continued to have the following material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2016 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1.      Legal Proceedings

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, except as described below we are not presently involved in any legal proceeding in which the outcome, if determined adversely to us, would be expected to have a material adverse effect on our business, operating results, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Deferred revenue, which is comprised of payments received under the TTDA and prepaid orders of frame inventories were approximately $2,582,000 as of March 31, 2016 and December 31, 2015. Deferred costs, which are comprised of costs incurred related to the TTDA, were approximately $294,000 as of March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016 and 2015, the Company recorded no revenue relating to the VSP Supply Agreement.

Claim Investment Agreement

On March 4, 2016, Pro Fit Optix, Inc., a subsidiary of the Company, and Hillair Capital Management LLC (“Hillair”) entered into a claim investment agreement (the “Claim Investment Agreement”). Pursuant to the Claim Investment Agreement, Optix may from time to time submit to Hillair directions to pay, or fund in advance, the legal fees and expenses of Optix’s attorney of record in that certain lawsuit captioned VSP Labs, Inc. v. Pro Fit Optix, Inc., pending in the Sacramento Superior Court, Sacramento County, California, Action No. 34-2013-00153788 (the “Lawsuit”), to which Optix is a party, and Hillair will cause Hillair Capital Investment L.P. (“HCI”) to pay such legal fees and expenses on Optix’s behalf. Each payment made pursuant to the Claims Investment Agreement shall constitute an “Investment”, and the sum of all Investments made shall be referred to as the “Investment Amount”.

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

If for any reason Hillair does not fulfill its obligation to pay legal fees or expenses, Optix’s sole and exclusive remedy is termination of the Claim Investment Agreement. No termination of the Claims Investment Agreement shall relieve Optix of its obligations thereunder until the Hillair Return has been fully and finally discharged and paid. In addition, pursuant to the Claims Investment Agreement, Hillair has the right, in its sole and absolute discretion, to cease and revoke its funding obligations in the event of any unfavorable procedural or substantive outcome occurred in furtherance of the Claims, including but not limited to motions, petitions, verdicts, judgments, orders or appeals granted against Optix.

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

For the three months ended March 31, 2016, Hillair incurred approximately $41,500 in legal fees that will be recovered from any future settlement proceeds.

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against Optix in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in Optix, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015, and such cost, net of payments, is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the outstanding balance was $70,000. The Company is currently in default under this agreement and Waud has instituted legal proceedings to obtain a judgement.

Denton-Harvest

Rudolf Suter, the Company’s former Chief Executive Officer, is the defendant in a civil action in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiffs, Peter Denton and Harvest Investors, L.P., since January 27, 2012, have filed garnishments related to payments from Optix to Mr. Suter on several occasions. The plaintiffs have also alleged fraudulent conveyances of funds from Mr. Suter to his wife through a “conspiracy” with the Company. Plaintiffs seek approximately $676,000 plus costs from the Company, Mr. Suter and his wife. The Company plans to protest the plaintiffs’ claims. The Company is unable to express an opinion as to the likely outcome of this claim. A trial date of June 5, 2017 has been set by the court.

Item 1A.   Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factors. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We did not file our annual report on Form 10-K for the year ended December 31, 2015, and our quarterly report on Form 10-Q for the quarter ended March 31, 2016 on a timely basis. If we are not able to file any future periodic reports in the time specified by the Securities Exchange Act of 1934, stockholders and potential investors will not have current public information about us, which will likely have a negative effect on our obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. More broadly, our inability to maintain current public information pursuant to SEC reporting rules will have a negative impact on how we are viewed by our shareholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Failure to maintain current public information is in circumvention of certain contractual obligations of the Company and could result in an event of default under certain of our indebtedness. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Securities Exchange Act and suspend the trading of our common stock. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations, as well as our future business growth and financial condition

The report of our independent registered public accounting firm on our 2015 and 2014 consolidated financial statements contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

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

We have limited cash available and anticipate running out of cash on hand prior to the end of June 2016. If we are unable to close on new financing, we may not be able to continue our operations, in which case the value of our business enterprise would be materially and adversely affected.

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

For the three months ended March 31, 2016, we had revenue of $1 million and a net loss of $1.4 million. At March 31, 2016, we had a stockholders’ deficit of $25 million. For the year ended December 31, 2015, we had revenue of $3.4 million and a net loss of $15.7 million. At December 31, 2015, we had a stockholders’ deficit of $24.5 million.

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

As a voluntary filer, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complicated. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our notes could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.

We evaluated deficiencies identified in connection with the preparation of our financial statements for the quarter ended March 31, 2016 in accordance with the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management concluded that we did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2016, because we:

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

Accordingly, we concluded that our internal controls over financial reporting were not effective as of March 31, 2016.

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

As of March 31, 2016, we had approximately $20.6 million in principal amount of debt. Approximately $9.6 million of debt is current, $5.5 million principal amount of debt matures or can be put to us in 2017 and approximately $5.5 million principal amount of debt matures or can be put to us in 2018. We also had a net working capital deficit of approximately $15.5 million as of March 31, 2016. We have been unable to make interest payments on $6,580,000 in debt, under the Securities Purchase Agreement, due on April 1, 2016 and July 1, 2016 and principal payments due on July 1, 2016. We have also been unable to make $125,000 principal payment and outstanding royalty payments due on July 1, 2016 under our Royalty Obligation. The level of and terms and conditions governing our debt:

●

require us to dedicate a substantial portion of future cash flow from operations to service our existing debt obligations and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

●	increase our vulnerability to economic downturns or adverse developments in our business;

●	limit our ability to access the capital markets to refinance our existing indebtedness, to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or execution of our business strategy or for other purposes;

●	place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;

●

place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or that have less restrictive terms governing their indebtedness and, therefore, that may be able to take advantage of opportunities that our indebtedness prevents us from pursuing;

●	limit management’s discretion in operating our business; and

●	Increase our cost of borrowing.

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

As of March 31, 2016, we had outstanding under our 2012 and 2015 Stock Option Plans, stock options to purchase an aggregate of approximately 2,860,000 shares of common stock at a weighted average exercise price of $0.12 per share and outstanding warrants to purchase approximately 12,939,000 shares of common stock at a weighted average exercise price of $1.89 per share. The exercise of the stock options and warrants and the sale of shares of our common stock issuable pursuant to them would reduce a stockholder’s percentage voting and ownership interest.

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

As of March 31, 2016, we owed an aggregate principal amount of approximately $20.6 million pursuant to various debt and finance agreements. To the extent that some or all of such debt is converted into shares of common stock in the future, the issuance of shares of our common stock would reduce a stockholder’s percentage voting and ownership interest. Further, the conversion price could be at a lower price than the trading price of our common stock. The conversion, or potential conversion, of these debt instruments could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

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

On February 29, 2016, the Company entered into a services agreement with a service provider (the “Services Agreement”), pursuant to which the Company agreed to issue, on each of the first four anniversaries of the effective date of the Services Agreement, 62,500 restricted shares of the Company’s common stock, so long as on each such date the services provider is providing services pursuant to the Services Agreement, and the Services Agreement has not been terminated. The shares were issued pursuant to the exemption from registration under Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosure

None

Item 5.	Other Information

The following table discloses certain additional persons who beneficially owned 5% or more of our common stock as of August 1, 2016 and supplements the Stock Ownership of Certain Beneficial Owners table disclosed under Item 12 of our annual report on Form 10-K for the year ended December 31, 2015. The persons named in the table below have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted.

	Total Number	Percentage
NAME AND ADDRESS OF OWNER	of Shares	of
(1)	owned	Common
	(2)	Stock
		Owned

Harry H. Hahamovitch (3)	4,407,136	23.9%
Rochelle D. Lipson TTEE (4)	1,211,962	6.6%
R. Douglas Armstrong (5)	1,879,754	9.4%
Dawson James Securities Inc. (6)	1,548,200	8.0%
Lloyd A. Moriber (7)	991,606	5.4%

(1)	Unless otherwise noted, the mailing address of each beneficial owner is c/o PFO Global, Inc., 14401 Beltwood Parkway, Suite 115, Dallas, Texas 75244.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or notes currently exercisable or convertible, or exercisable or convertible within 60 days of June 27, 2016, are deemed outstanding for computing the percentage of the person holding such option, warrant or note but are not deemed outstanding for computing the percentage of any other person. Percentage based upon 18,417,506 shares of common stock issued and outstanding as of August 1, 2016.

(3)	The business address for Harry H. Hahamovitch is 2214 W. Atlantic Avenue, Delray Beach, FL 33445.

(4)	The business address for Rochelle D. Lipson TTEE is c/o Cohen, Chase, Hoffman & Schimmel, P.A. 9400 S Dadeland Blvd, Suite 600, Miami, FL 33156.

(5)

Includes an aggregate of 1,107,129 shares of common stock issuable upon the exercise of warrants held by Mr. Armstrong, 97,474 shares of common stock held by Auxol Capital, LLC, an entity controlled by Mr. Armstrong, and 452,002 shares of common stock that may be acquired pursuant to the exercise of warrants held by Auxol Capital, LLC. The address for R. Douglas Armstrong is 570 Ocean Drive, # 201, Juno Beach, FL 33408.

(6)

Includes Common Stock Purchase Warrants previously purchased and exercisable into 862,958 shares of common stock, in the aggregate but subject to certain adjustments. The business address for Dawson James Securities Inc. is 1 N. Federal Highway, Suite 500, Boca Raton, FL 33432.

(7)	The address for Lloyd A. Moriber is One Bal Harbour, 10285 Collins Avenue, # 2507, Bal Harbour, FL 33154.

As of June 27, 2016, Hillair Capital Investments LP also held convertible debentures that provided for conversion into an aggregate of 4,390,400 shares of Common Stock and Common Stock Purchase Warrants that provided for the exercise for an aggregate of 3,290,000 shares of Common Stock. The conversion of such convertible debentures and exercise of such Common Stock Purchase Warrants is limited by conversion caps in such instruments that do not allow their conversion or exercise to the extent that it would cause Hillair Capital Investments to obtain beneficial ownership over more than an aggregate of 4.99% of the outstanding shares. Hillair Capital Investments may increase the conversion limitation up to a maximum beneficial ownership of 9.99% upon 61 days’ notice to the Company.

Item 6.	Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PFO GLOBAL, INC.

By:	/s/ Matthew Cevasco
Matthew Cevasco
President and Chief Executive Officer

By:	/s/ Brigitte Rousseau
Brigitte Rousseau
Chief Financial Officer

Date: August 05, 2016

 Supplemental Information to Be Furnished with Reports Filed

Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

1.     No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

2.      No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders.

3.     If such report or proxy material is furnished to security holders subsequent to the filing of this Quarterly Report on Form 10-Q, the Company will furnish copies of such material to the Securities and Exchange Commission at the time it is sent to security holders.

EXHIBIT INDEX

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

10.1

Securities Purchase Agreement, dated as of January 7, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 13, 2016 and incorporated herein by reference.

10.2

Debenture, dated January 8, 2016, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 13, 2016 and incorporated herein by reference.

10.3

Securities Purchase Agreement, dated as of February 17, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 19, 2016 and incorporated herein by reference.

10.4

Debenture, dated February 17, 2016, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 19, 2016 and incorporated herein by reference.

10.5

Claim Investment Agreement, dated March 4, 2016, by and between Pro Fit Optix, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 4, 2016 and incorporated herein by reference.

10.6

Employment Agreement, dated February 29, 2016, by and between Matthew G. Cevasco and PFO Global, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 4, 2016 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.