Form 10-Q
period 2016-06-30
PFO Global, Inc.
filed 2016-08-22
CIK 1456455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-167380

PFO GLOBAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	65-0434332
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14401 Beltwood Parkway, Suite 115, Farmers Branch, TX 75244

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

As of August 22, 2016 there were 20,917,506 shares of the registrant's common stock, par value $0.0001 per share, outstanding, including preferred stock convertible into common stock on an as is converted basis.

 * The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I

Item 1.      Condensed Consolidated Financial Statements

PFO Global, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$33,056	$26,250
Accounts receivable	336,328	485,192
Inventories	592,351	724,009
Prepaid expenses and other assets	37,460	104,546
Total current assets	999,195	1,339,997

Property and equipment, net	77,168	152,031
Deferred costs	293,732	293,732
Other assets	110,363	85,462

Total assets	$1,480,458	$1,871,222

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$2,312,003	$2,348,824
Accrued liabilities	2,662,656	2,145,442
Accrued interest, related parties	1,339,111	1,188,182
Note payable, net of discount - current portion	8,905,000	6,705,000
Royalty obligation	1,750,000	1,750,000
Derivative obligation	1,124,391	1,769,000
General unsecured claims - current portion	13,569	26,641
Total current liabilities	18,106,730	15,933,089

Note payable, related parties - net of current portion	4,625,521	4,677,630
Note payable, net of discount - net of current portion	4,187,484	3,214,591
Deferred revenue	2,582,198	2,582,198
General unsecured claims - net of current portion	5,845	12,662
Total long term debt	11,401,048	10,487,081

Total liabilities	29,507,778	26,420,170

Commitments and contingencies	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 preferred shares authorized, 23.988 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,417, 506 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,842	1,842
Additional paid in capital	9,283,922	9,215,458
Accumulated deficit	(37,313,084)	(33,766,248)
Total stockholders' deficit	(28,027,320)	(24,548,948)

Total liabilities and stockholders' deficit	$1,480,458	$1,871,222

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE:
Sales	$920,213	$787,454	$2,005,600	$1,771,623

COST OF GOODS SOLD (excluding depreciation shown below)	687,701	495,359	1,263,000	1,022,277

Gross profit	232,512	292,095	742,600	749,346

OPERATING EXPENSES:
Selling, general and administrative expenses	1,238,769	1,842,017	2,488,748	3,929,349
Depreciation	20,576	51,452	74,863	119,608
Total operating expenses	1,259,345	1,893,469	2,563,610	4,048,957

Loss from operations	(1,026,833)	(1,601,374)	(1,821,011)	(3,299,611)

OTHER INCOME (EXPENSE):
Other income (expense)	(3,461)	(218,055)	28,656	(214,220)
Loss on extinguishment of debt	-	(583,326)	-	(583,326)
Change in fair value of derivative liabilities	108,609	(809,561)	644,609	(32,751)
Interest expense, related parties	(72,919)	(74,762)	(150,929)	(149,488)
Interest expense, others	(1,136,893)	(1,281,430)	(2,248,161)	(2,853,046)
Total other expense	(1,104,664)	(2,967,134)	(1,725,825)	(3,832,831)

Net loss before provision for income taxes	(2,131,497)	(4,568,508)	(3,546,836)	(7,132,442)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET LOSS	$(2,131,497)	$(4,568,508)	$(3,546,836)	$(7,132,442)

Net loss per common share, basic and diluted	$(0.10)	$(0.32)	$(0.17)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	20,917,506	14,491,018	20,917,506	14,662,457

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2015	24	$-	18,417,506	$1,842	$9,215,458	$(33,766,248)	$(24,548,948)
Stock based compensation	-	-	-	-	68,464	-	68,464
Net loss	-	-	-	-	-	(3,546,836)	(3,546,836)
Balance, June 30, 2016	24	$-	18,417,506	$1,842	$9,283,922	$(37,313,084)	$(28,027,320)

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,546,836)	$(7,132,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,863	119,608
Stock based compensation	68,464	228,776
Provision for doubtful accounts	128,492	99,520
Change in fair value of derivative liability	(644,609)	32,751
Interest expense, related parties	150,929	149,488
Interest expense, others	981,448	683,628
Amortization of debt issue costs	331,753	569,202
Amortization of debt discount	934,960	1,663,898
Loss on extinguishment of debt		583,326
Write off prepaid IPO costs		215,464

Changes in operating assets and liabilities:
Accounts receivable	20,372	(187,933)
Inventories	131,658	(11,088)
Prepaid expenses	67,085	(35,659)
Other assets	(41,782)	(6,304)
Accounts payable and accrued expenses	(538,046)	923,616
Net cash used in operating activities	1,881,249)	(2,104,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(41,216)
Net cash used in operating activities	-	(41,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	1,966,768	2,355,636
Debt issue costs	(58,820)	(188,516)
Payments on long term debt	(19,893)	(88,439)
Net cash provided by financing activities	1,888,055	2,078,681

Net increase (decrease) in cash	6,806	(66,685)

Cash beginning of period	26,250	75,536
Cash end of period	$33,056	$8,851

Supplemental disclosures of cash flow information:
Interest paid	-	212,849
Non-cash investing and financing activities:
Debt issuance costs related to issuance of warrants	-	147,879
Debt discount related to issuance of warrants	-	1,502,753
Debt discount related to original issue discount on Hillair notes	235,000	-
Derivative obligation related to issuance of warrants	-	593,559
Issuance of warrants in conjunction with issuance of promissory notes and amendments of promissory notes	-	1,057,073
Cancellation of shares subscribed	-	440,000
Exercise of Class B Warrants		170
Non-cash items related to acquisition
Patents	-	15,000
Goodwill	-	4,153,463
Assumption of liabilities	-	262,248
Fair value of preferred stock retained	-	1,650,000
Fair value of common retained	-	2,256,215

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

On the Effective Date, the Company had outstanding 23,988 shares (the “Escrow Shares”) of Series A Convertible Preferred Stock (“Preferred Stock”). Pursuant to the Merger Agreement, on the Effective Date, the Preferred Stock was amended such that the Escrow Shares became convertible into an aggregate of 2,500,000 shares of common stock at the instruction of the holder. Further, the holder was required to assign the Preferred Stock to be held in escrow by an escrow agent (the “Escrow Agent”). On the Effective Date, Holding, Merger Sub, PFO Global, Inc., a third party (the “Account Advisor”) and the Escrow Agent entered into an Escrow Agreement (the “Escrow Agreement”), pursuant to which the Escrow Agent agreed to hold the Escrow Shares for release pursuant to written instructions provided from time to time by the Account Advisor. When the Escrow Agreement expires December 31, 2016, any Escrow Shares not released from escrow will be cancelled. As of June 30, 2016, no Escrow Shares had been released by the Escrow Agent.

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

The Company is headquartered in Farmers Branch, Texas where primarily all corporate functions are performed as well as the support, sales and warehousing for all MCO and Tech products and services. Optima has a facility in Stratford, Connecticut of which the primary function is to support the sales, administration and warehousing of the Optima products. The Company utilizes a third party frame provider, Hong Kong Optical Lens Co. in Shenzhen, China (“HKO”) which sells frames to the Company and warehouses them in their facility until such time as the frames are released to designated laboratories to be fit with a lens. HKO is responsible to track and manage inventory on behalf of the Company from the point of purchase to the shipment of the frames to the laboratories.

All membership unit amounts have been restated to reflect the equivalent number of common shares to provide comparative information. All per share amounts are post Merger and post the stock split that occurred on July 6, 2015.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of PFO Global, Inc. and its wholly owned subsidiaries: Pro Fit Optix Holding Company, LLC, Pro Fit Optix, Inc., PFO MCO, LLC, PFO Optima, LLC and PFO Technologies, LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Unites States Securities and Exchange Commission for interim financial information. The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year 2016 or for any other interim period.

The December 31, 2015 condensed consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. All membership unit amounts have been restated to reflect the equivalent number of shares of common stock to provide comparative information. All per share amounts are post merger amounts. Certain prior period amounts have been reclassified to conform to the current period presentation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include the allowance for doubtful accounts, sales allowances, recoverability of long lived assets and goodwill, valuation allowance for deferred income tax assets, fair value of assets acquired and liabilities assumed, fair value of derivative liabilities and valuation of stock options and equity transactions. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions which balances may exceed the federally insured limits. Federally insured limits are $250,000 for interest and noninterest deposits. At June 30, 2016, the Company had no deposits in excess of federally insured limits.

Accounts Receivable

The Company does business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company’s allowance for doubtful accounts was approximately $360,000 and $275,000 at June 30, 2016 and December 31, 2015, respectively.

 Inventories

Inventory is comprised of finished goods frame and lens inventory at June 30, 2016 and December 31, 2015. In assessing the value of inventories, the Company makes estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, the Company reviews the carrying value of its inventory, measuring number of months on hand and other indications of salability. The Company reduces the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories consist of finished product and are stated at the lower of cost, determined using the first-in first-out method, or market.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the six months ended June 30, 2016 and 2015.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates based on the actual results obtained and or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company did not record any interest or penalties on uncertain tax positions in the accompanying condensed consolidated balance sheets and statements of operations for the six months ended June 30, 2016 and 2015, respectively. Federal, state and local authorities may examine the Company’s income tax returns for three years from the date of filing. The December 31, 2015 tax returns and prior three years remain subject to examination as of June 30. 2016.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive shares outstanding. As of June 30, 2016 and 2015 dilutive shares outstanding, whose impact was antidilutive, include options to purchase the Company’s common stock (“Options”) and warrants to purchase the Company’s common stock (“Warrants”). The dilutive impact of the Options and Warrants is determined by applying the “treasury stock” method.

The computation of the loss per share for the six months ended June 30, 2016 and 2015, respectively, and excludes the following weighted average number of Options and Warrants because their inclusion would be anti-dilutive:

	June 30, 2016	June 30, 2015

Options	2,859,927	75,130
Warrants	12,939,297	9,249,297
Total	15,799,224	9,324,427

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

Advertising Costs

Advertising expenses are charged to expense as incurred. Advertising expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations amounted to approximately $39,000 and $37,000, for the six month period ended June 30, 2016 and 2015, respectively. Advertising expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations amounted to approximately $30,000 and $19,000 for the three month period ended June 30, 2016 and 2015, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivables, and accounts payable and accrued expenses approximate their fair value due to their short-term nature or market terms. However, considerable judgment is involved in making fair value determinations and current estimates of fair value may differ significantly from the amounts presented herein. The fair value of the Company’s derivative obligation liability is classified as Level 3 within the fair value hierarchy because the valuation model of the derivative obligation is based on unobservable inputs.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company adopted this new standard as of January 1, 2016. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current "lower of cost or market" guidance. For public entities, ASU No.2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its condensed consolidated financial statements and disclosures

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”) which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. ASU 2015-16 also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2016. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, `Balance Sheet Classification of Deferred Taxes" (“ASU 2015-17”) simplifying the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Under prior guidance, an entity was required to separate deferred income tax liabilities and assets into current and non-current amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The guidance maybe applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the new guidance on a prospective basis for the fiscal year ended December 31, 2015. Financial statements for prior periods were not retrospectively adjusted. The new guidance had no impact on the Company's condensed consolidated financial statements.

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

Note 2 – Going Concern

As of June 30, 2016, the Company had cash of $33,056. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $3.5 million and net cash and cash equivalents used in operations of approximately $1.9 million for the six month period ended June 30, 2016. The Company has a working capital deficit of approximately $17.1 million and stockholders’ deficit of approximately $28 million as of June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, the Company has been dependent upon its ability to raise sufficient capital to continue its product and business development efforts. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, increase its revenue and develop its technologies to the point of revenue recognition.

The Company’s primary source of operating funds since inception has been cash proceeds from issuance of notes payable. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. The Company has raised approximately $1.9 million, net of repayments and debt issuance costs, in the six month period ended June 30, 2016, through the issuance of promissory notes (see Note 5). However, there can be no assurance that the Company will be successful in raising additional funds.

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

Note 3 – Accounts Receivable

Accounts receivable consisted of the following as of:

	June 30, 2016	December 31, 2015

Accounts receivable, trade	$696,767	$756,788
Other receivables	-	3,646
	696,767	760,434
Less allowance for doubtful accounts	(360,439)	(275,242)
	$336,328	$485,192

Note 4 –Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30 2016	December 31 2015

Payroll and related taxes	$216,862	$641,622
Accrued interest, third parties	2,159,952	1,179,994
Accrued other	285,842	323,826
	$2,662,656	$2,145,442

Note 5– Notes Payable

Notes payable consisted of the following as of:

	June 30, 2016	December 31, 2015
Notes payable	$225,000	$225,000
Convertible promissory note	200,000	200,000
Promissory note	50,000	50,000
Series A notes	3,002,500	3,002,500
Secured bridge notes	943,370	943,370
Convertible notes	2,045,000	2,045,000
Senior Secured Convertible Debentures	8,780,000	6,580,000
	15,245,870	13,045,870
Less debt issuance costs	(521,807)	(794,741)
Less debt discounts	(1,631,579)	(2,331,538)
	13,092,484	9,919,591
Less current maturities	(8,905,000)	(6,705,000)
Notes payable, less current maturities	$4,187,484	$3,214,591

The following table provides information regarding annual required repayments under the notes payable as of June 30, 2016:

2016	$8,905,000
2017	3,170,436
2018	3,170,434
$15,245,870

Amortization of debt discount and debt issuance costs was approximately $634,000 and $ 1,026,000 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $1,266,000 and $2,233,000 for the six months ended June 30, 2016 and 2015, respectively.

Notes Payable

Convertible Promissory Note

On January 28, 2014, the Company entered into a convertible promissory note (“Convertible Note”) for a principal amount of $200,000 with a stated interest rate of 18%. On January 20, 2015 and April 2015 the maturity date of the Convertible Note was extended to June 30, 2015 and May 1, 2016, respectively. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. All obligations under the Convertible Promissory Note were secured by a first priority security interest in all inventory of Optima. In conjunction with the Convertible Note, the Company issued a five year warrant to purchase 57,820 shares of common stock (approximately 0.4% of the Company's then total issued and outstanding shares of common stock) for an exercise price of $1.00 per share.

Because of the variable nature of the embedded warrants, the Convertible Note has been accounted for in accordance with ASC 815. The fair value of the warrants issued with the Convertible Note (as determined using the Black Scholes valuation model) was determined to be nominal, and therefore, no derivative liability or offsetting debt discount was included in the Company's condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015. Management will continue to measure the fair value of this instrument each reporting period through maturity date and record the impact under ASC 815 should the value become meaningful to the Company's consolidated condensed financial statements.

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

Series A Private Placement

On various dates from May 1, 2014 through September 19, 2014, the Company issued and sold 299.25 investment units to accredited investors (the “Series A Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Series A secured promissory note in the principal amount of $10,000 (collectively the “Series A Note”), (ii) a five-year Class A warrant to purchase 6,250 shares of common stock at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance (collectively the “Class A Warrants”), and (iii) five-year Class B warrants to purchase 1,756.6 shares of common stock at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance(collectively the “Class B Warrants”). Proceeds received from the Series A Private Placement were approximately $2,633,000 net of related costs of approximately $360,000.

In January 2015, the Company amended certain of the Series A Notes. Note holders representing $2,255,000 of outstanding principal amount of Series A Notes entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of the Company, the outstanding principal and interest will automatically convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 1,039,063 shares of common stock to note holders and 83,125 shares of common stock to the private placement agent at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured at each reporting period.

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

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 shares of common stock to note holders and approximately 149,625 shares of common stock to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 shares of common stock to note holders and approximately 42,053 shares of common stock to the private placement agent. The fair value of the Class A Warrants was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured at each reporting period (see Note 8). The fair value of the Class B Warrants was included in stockholders’ deficit in the Company's condensed consolidated balance sheet at June 30, 2016.

In June 2015, the Company amended the maturity date of each Series A Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 150,125 shares of common stock to the private placement agent. The fair value of the Class A Warrants was included in derivative liability on the Company's condensed consolidated balance sheet and re-measured at each reporting period (see Note 8).

Secured Bridge Private Placement

On various dates from September 19, 2014 through November 18, 2014, the Company issued and sold 115.5 investment units to accredited investors (the “Secured Bridge Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a secured promissory note in the principal amount of $10,000 (the “Bridge Note”), (ii) five-year Class A Warrant to purchase 6,250 shares of common stock, and (iii) five-year Class B Warrant to purchase 1,756.6 shares of common stock. The Class A Warrants and Class B Warrants had exercise prices of $1.60 and $.01 per share, respectively.

In May 2015, the Bridge Notes were amended, modifying the maturity date of the Bridge Notes such that each Bridge Note matures on the earlier of: (i) the receipt of funds from accounts receivable in the aggregate principal amount then outstanding of all Bridge Notes; (ii) the receipt of gross proceeds from any accounts receivable financing or factoring financing in an amount equal to at least the aggregate Bridge Note principal; (iii) thirty (30)days following the funding of any financing that results in a listing of the Company’s common stock on a national exchange; (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions; (v) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; and (vi) January 1, 2016.

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

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 721,875 shares of common stock to note holders and approximately 57,750 shares of common stock to the private placement agent and (ii) five year Class B Warrants to purchase an aggregate of 202,888 shares of common stock to note holders and approximately 16,231 shares of common stock to the private placement agent. The fair value of the Class A Warrants was included in derivative liability on the issuance date and re-measured at each reporting period (see Note 8). The fair value of the Class B Warrants was included in stockholders’ deficit on the issuance date.

In June 2015, the Company further amended the maturity date of certain Bridge Notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. In July 2015, a Bridge Note with an original principal amount of $125,000 was repaid. In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 643,750 shares of common stock to note holders and approximately 57,750 shares of common stock to the private placement agent. The fair value of the Class A Warrants was included in derivative liability at the issuance date and re-measured as of the reporting period.

Convertible Notes Private Placement

On various dates from January 1, 2015 through June 30, 2015, the Company issued and sold 179.5 investment units to accredited investors (the “Convertible Notes Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a convertible promissory note in the principal amount of $10,000 (collectively, the “Convertible Notes”) and (ii) a five year Class C warrant to purchase 1,502.6 shares of common stock, exercisable in whole or in part as of the date of issuance (collectively, the “Class C Warrants”). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 269,717 shares of common stock. In connection with the Convertible Note Private Placement, the Company issued to the placement agent (i) five-year Class C Warrants to purchase an aggregate of 21,577 shares of common stock.

Each Convertible Note bears interest at a rate of 9% per annum and matures on the 12-month anniversary of the issuance date unless converted into equity upon an initial public offering of the Company’s securities or a cash acquisition of the Company. The terms of the Convertible Notes provide that the unpaid principal and interest amounts will automatically convert into common stock in the event of an initial public offering or an acquisition at a per share conversion price equal to (i) in the event of an initial public offering, eighty percent (80%) of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition.

The terms of the Class C Warrants provide that the exercise price of each warrant shall be (i) if the warrant becomes exercisable on the Company’s initial public offering date, 110% of the per warrant share offering price of the Company’s securities in its initial public offering, (ii) if the warrant is exercised upon the occurrence of an acquisition of the Company, the lower of (x) 20% discount to the warrant share valuation in the acquisition and (y) a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on the date of the acquisition, and (iii) if the warrant is exercised on June 30, 2015, a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on June 30, 2015. At the time of issuance, the Company determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature.

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

The fair value of the Class C Warrants was immaterial on the issuance dates and June 30, 2016 (see Note 8). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants.

Proceeds received from the Convertible Note Private Placement were approximately $1,565,000, net of related costs of approximately $230,000.

In June 2015, the Company amended the maturity date of each Convertible Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 102,250 shares of common stock to the private placement agent. The fair value of the Class A Warrants was included in derivative liability at the issuance date and re-measured as of the reporting period (see Note 8).

Short-Term Promissory Note

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

The Company was unable to make the July 1, 2016 principal payment. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the payment and is currently negotiating with the Royalty Obligation purchaser for an extension of the maturity date

Securities Purchase Agreements

On various dates from June 30, 2015 through December 31, 2015, the Company entered into a series of Securities Purchase Agreements (collectively, the “2015 Securities Purchase Agreements”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which the Company sold an aggregate of $6,580,000 in principal amount of an 8% original issue discount senior secured convertible debenture, dated July 1, 2015 (the “Debenture”), for an aggregate purchase price of $6,145,000 to the Investor. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor warrants, (the “SPA Warrant”), to purchase an aggregate of 3,290,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% Accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company did not make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company has received a waiver from the Investor extending the interest and principal payments to January 1, 2017. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s condensed consolidated balance sheets.

On January 7, 2016 the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $504,000 in principal amount of a Debenture for an aggregate purchase price of $450,000 to the Investor. The Debenture matures on February 1, 2017, and accrues interest at the rate of 8% per annum. No warrants were granted related to these issuances in 2016.

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

On April 14, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $828,000 in principal amount of a Debenture for an aggregate purchase price of $740,000 to the Investor. The Debenture matures on May 1, 2017, and accrues interest at the rate of 8% per annum. After taking into account legal and diligence fees of $27,500 reimbursed to the Purchaser, the net proceeds received by the Company was $712,500. No warrants were granted related to these issuances in 2016.

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

Proceeds received from the Debentures were approximately $1,906,000, net of related costs of approximately $59,000 and original issue discounts of $235,000 respectively, during the six months ended June 30, 2016. Debt issuance costs will be amortized to interest expense over the life of the Debentures.

Amounts of principal and accrued interest under the Debenture are convertible at the option of the Investor at any time into shares of our common stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by the Company (i) in a registered offering of our common stock or securities convertible into or exchangeable for shares of our common stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of our common stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the original issue date for each Debenture, the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of such Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of such Debenture.

Pursuant to the terms of the Debenture, the Company has agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

Each of the SPA Warrants (collectively, the “Investor Warrants”) is exercisable for a period of five years from the original issue date of each Investor Warrant, at an initial exercise price (the “Investor Warrant Exercise Price”) of $2.40 per share. In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the Investor Warrant Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of common stock issuable under the Investor Warrants would be increased such that the aggregate Investor Warrant Exercise Price payable under the Investor Warrants, after taking into account the decrease in the Investor Warrant Exercise Price, would be equal to the aggregate Investor Warrant Exercise Price prior to such adjustment. If at any time after the six month anniversary of the original issue date for each Investor Warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the Investor Warrant, then such Investor Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

The Company’s obligations under the Debentures are secured by a lien on all of the Company’s assets, including a pledge of the securities of its subsidiaries, pursuant to the terms of a security agreement entered into as of June 30, 2015 between the Company and the Investor.

Pursuant to the terms of the 2015 Securities Purchase Agreements, the Investor received a right of first refusal to purchase up to 100% of the securities offered by the Company in future private placement offerings through November 30, 2016. In addition, from the original issue date for each Debenture and Investor Warrant until the 12-month anniversary of the date the Company’s common stock is listed on Nasdaq or NYSE MKT, the Investor may, in its sole determination, elect to purchase, in one or more purchases, additional debentures with an aggregate subscription amount of up to $4,000,000, and Investor Warrants to purchase that number of shares of the Company’s common stock equal to the original principal amount of such additional debentures divided by $2.00. Subject to certain exceptions, the Company agreed (i) for a period of 180 days following the closing date for each Securities Purchase Agreement , not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or any securities convertible into or exchangeable for shares of common stock, and (ii) until such time as the Debentures and Investor Warrants are no longer outstanding, not to issue any shares of common stock or any securities convertible into or exchangeable for shares of common stock at an effective per share purchase price of less than $2.40 (subject to adjustment for stock splits and the like), provided that after the time that the related Debentures are no longer outstanding, the Company may receive a waiver from such restriction by paying the Investor an amount in cash equal to 15% of the purchase price paid by the Investor for the related Debentures. If at any time during the period beginning on the six-month anniversary of the closing date for each Securities Purchase Agreement and ending at such time as all of the shares of common stock underlying the related Debentures and Investor Warrants can be sold without restriction or limitation pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, if the Company either (i) shall fail for any reason to satisfy the current public information requirements contained in Rule 144 or (ii) shall have ever been, or become, an issuer described in section (i)(1)(i) of Rule 144, then the Company shall be obligated to pay to the Investor an amount in cash, as liquidated damages and not as a penalty, equal to 2% of the purchase price paid by the Investor for the Debenture per month until the applicable event giving right to such payments is cured (or the Investor is nonetheless able to transfer the Securities pursuant to Rule 144).

On the Effective Date, pursuant to the terms of the Securities Purchase Agreement dated as of the Effective Date, the Investor entered into a lock-up agreement (the “Investor Lock-Up Agreement”), pursuant to which it agreed, subject to certain exceptions and conditions, not to sell any of the Securities for a period commencing on the Effective Date and ending on the earlier of (i) the first anniversary of the Effective Date, (ii) the date on which the Company notifies the Investor of its intention to redeem some or all of the outstanding principal amount of the Debenture pursuant to the terms thereof or (iii) a trading day on or after the nine-month anniversary of the Effective Date on which either: (x) the aggregate dollar trading volume of the Company’s common stock since the Effective Date equals or exceeds $10,000,000 (provided that since the Effective Date, the closing bid price of the Company’s common stock has been equal to or exceeded $4.00 for a period of 30 consecutive trading days) or (y) the closing bid price of the Company’s common stock equals or exceeds $8.00 for a period of 30 consecutive trading days.

At the time of issuance, the Company determined that (i) the net share settlement (cashless exercise) provision on the Investor Warrants and (ii) the variable Debenture conversion price constituted derivative liabilities because the variable exercise price and variable Debenture conversion price features represented variable conversion features.

The Company accounted for the borrowing under the Debentures, the Warrants and the conversion rights in accordance with the guidance prescribed in ASC 470-20, “Debt with Conversion and other Options.” In accordance with ASC 470-20, the fair value of the Warrants and the conversion rights are considered original issue discounts, required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the SPA Warrants and conversion rights were recorded on the issuance dates using a Binomial Lattice Valuation Model, which was included in derivative liability on our consolidated balance sheets, and re-measured as of June 30, 2016 (see Note 8).

Note 6 – Royalty Obligation

The Company entered into a Royalty Purchase Agreement with a third party (“Purchaser”) as amended in May and June 2015. Under the terms of the amended Royalty Purchase Agreement, the Company was advanced $1,750,000 by the Purchaser and in return, the Company agreed to pay the Purchaser a royalty amount equal to 3.09% of monthly revenue generated from products or services that incorporate any of the Company's intellectual property ("IP Revenue") including patents, copyrights and trademarks in perpetuity ("Royalty Payments"). No monthly Royalty Payments for any calendar month will be less than $36,458.

The monthly royalty payments were deferred from April 2015 through June 2016 and were due on July 1, 2016.

The Company did not make the July 1, 2016 royalty payment under its Royalty Obligation. The Company is negotiating an extension to the due date. Based on the Company’s current financial condition, there can be no certainty that the Company will be successful in such negotiations or that the Company will be able to make the delinquent royalty payments and accordingly the outstanding royalty amount due under the Royalty Obligation has been presented as current in the Company’s condensed consolidated balance sheets.

Royalty expense of approximately $109,000 and $93,000 is included in Interest Expense, other on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2016 and 2015, respectively.

Royalty expense of approximately $218,000 and $187,000 is included in Interest Expense, other on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2016 and 2015, respectively.

Approximately $559,000 and $290,000 of accrued royalty expense was included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, $1,750,000 was outstanding under the Royalty Obligation.

Note 7 – Related Party Transactions

Long-term notes due to related parties consist of the following:

	June 30, 2016	December 31, 2015
The Company has a unsecured note payable with HP Equity Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrue at 4.5% per annum.	$1,030,639	$1,030,639

The Company has a note payable with HCA Capital Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note payable is secured by substantially all of the assets of the Company. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrues at 9.5% per annum.	448,993	448,993

The Company has a unsecured note payable with PFO Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrues at 4.5% per annum.	206,565	206,565

The Company has a promissory note with Transition Capital, LLC dated September 1, 2012, as amended. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrue at 5.5% per annum	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s former Chief Executive Officer (“CEO”) dated December 30, 2012 at a stated annual interest rate of 5.5%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	117,700	117,700

	June 30, 2016	December 31, 2015
The Company has an agreement with its former CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. The note was settled pursuant to the termination agreement as disclosed below.	-	52,108

The Company has a promissory note with a relative its former CEO effective September 6, 2011 at a stated annual interest rate of 0%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011 at a stated annual interest rate of 9.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	1,134,214	1,134,215

The Company has four promissory notes with four stockholders dated May 2015 at a stated annual interest rate of 4.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	90,000	90,000

Total long term notes to related parties	4,625,521	4,677,630
Less current maturities	-	-
Total long term notes to related parties, net of current maturities	$4,625,521	$4,677,630

      The following table provides information regarding annual required repayments under the notes payable, as amended, as of June 30, 2016:

2016	$-
2017	2,312,761
2018	2,312,760
$4,625,521

The Company incurred interest expense of approximately $73,000 and $75,000 for the three months ended June 30, 2016 and 2015, and interest expenses of approximately $151,000 and $149,000 for the six months ended June 30, 2016 and 2015, respectively, which is presented in interest expense – related parties in the accompanying condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, approximately $1,339,000 and $1,188,000 of accrued but unpaid interest is presented in accrued interest, related parties in the accompanying condensed consolidated balance sheets, respectively.

Approximately $240,000 was due to the chairman of the Company’s board of directors, a related party, as of June 30, 2016 and December 31, 2015, respectively for consulting fees.

The Company paid PFO Europe, a company owned by a relative of the Company’s former CEO, approximately $0 and $32,000 in fees and expenses during the six months ended June 30, 2016 and 2015, respectively, to market the Company’s products and services in Europe.

The Company did not make any payments to PFO Europe, a company owned by a relative of the Company’s former CEO, in fees and expenses during the three months ended June 30, 2016 and 2015, respectively.

On February 29, 2016, Rudolf Suter retired from his position as Chief Executive Officer of the Company. The Company entered into a consulting agreement with Mr. Suter pursuant to which Mr. Suter will provide certain advisory services in exchange for 3% of net sales that he generates. Such commissions will be paid in the form of options. In addition, Mr. Suter was paid $65,000 in cash and granted 400,000 options, at a weighted averaged exercise price of $.30 per share, under the 2015 Stock Option Plan with an estimated fair value of $28,000 (see Note 11) in full and final settlement of deferred salary and accrued vacation of approximately $152,000 and outstanding principal and interest due to Mr. Suter under his existing automobile allowance of approximately $60,000. The Company also reclassified its security deposit under its existing PFO Europe lease to expense as these services are no longer provided upon Mr. Suter’s departure. The consulting agreement was terminated on May 26, 2016. All remaining principal and interest due to Mr. Suter or relatives of Mr. Suter under existing notes payable agreements and previous option grants to Mr. Suter remain outstanding under existing terms as of June 30, 2016.

Note 8- Derivative Obligation

Class A Warrants

 As of June 30, 2016, 5,011,750 Class A Warrants were issued and outstanding. The Company did not grant any Class A Warrants during the six months ended June 30, 2016. The Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $795,000 using a Binomial Lattice Valuation Model and the following assumptions as of June 30, 2016:

Present Value of Share		$0.13
Expected Volatility	101.41%	-	107.73%
Expected Term (in years)	2.9	-	4.0
Discount Rate	0.70%	-	0.86%
Dividend Rate		0%
Exercise Price		$0.07

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

The Company recorded a gain of approximately $81,600 during the three months ended June 30, 2016 and a loss of approximately $810,000 during the three months ended June 30, 2015, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

The Company recorded a gain of approximately $240,600 during the six months ended June 30, 2016 and a loss of approximately $33,000 during the six months ended June 30, 2015, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with GAAP, the following table represents the Company’s fair value hierarchy for its Class A Warrants measured at fair value on a recurring basis as of June 30, 2016:

	Balance at 6/30/2016	Level 1	Level 2	Level 3

Derivative Obligation	$795,391	$-	$-	$795,391

The following table reflects the change in fair value of the Company’s Class A Warrants for the period ended June 30, 2016:

Amount
Balance – January 1, 2016	$1,036,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(240,609)
Balance – June 30, 2016	$795,391

Class C Warrants

As of June 30, 2016, 291,294, Class C Warrants were issued and outstanding The Company did not grant any Class C Warrants during the six months ended June 30, 2016.

The Company determined that the price protection feature on the Class C Warrants constituted a derivative liability because the variable exercise price represents a variable conversion feature.

As of June 30, 2016, the Company determined that the fair value of the derivative liability pertaining to the Class C Warrants was immaterial as of such date. The fair value of the derivative obligation was estimated using Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.13
Expected Volatility	101.34%	-	103.77%
Expected Term (in years)	3.5	-	4.0
Discount Rate	0.72%	-	0.87%
Dividend Rate		0%
Exercise Price		$2.20

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

The fair value of the derivative liability related to the Class C Warrants did not change materially from the date of issuance to June 30, 2016.

SPA Warrants

As of December 31, 2015, 3,290,000 SPA warrants were issued and outstanding. The Company did not grant any SPA Warrants during the 6 months ended June 30, 2016. The Company determined that the net settlement (cashless exercise) feature on the SPA Warrants constituted a derivative liability because the net settlement feature represents a variable conversion feature. As of June 30, 2016 the Company estimated the fair value of the derivative liability of approximately $329,000 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.13
Expected Volatility	98.76%	-	101.41%
Expected Term (in years)	4	-	4.41
Discount Rate	0.86%	-	0.92%
Dividend Rate		0%
Exercise Price	$0.07	-	$0.08

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

The Company recorded a gain of approximately $27,000 and $0 during the three months ended June 30, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

The Company recorded a gain of approximately $98,000 and $0 during the six months ended June 30, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with GAAP, the following table represents the Company’s fair value hierarchy for its SPA Warrants measured at fair value on a recurring basis as of June 30, 2016:

	Balance at 6/30/2016	Level 1	Level 2	Level 3

Derivative Obligation	$329,000	$-	$-	$329,000

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended June 30, 2016:

Amount
Balance – January 1, 2016	$427,500
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(98,500)
Balance – June 30, 2016	$329,000

Debenture Conversion Feature

The Debentures issued during the year ended December 31, 2015 (see Note 5) and the six months ended June 30, 2016, include a conversion feature whereby they can be converted into 3,290,000 and 1,056,000 common shares, subject to certain adjustments. At the time of issuance, the Company determined that the variable nature of the conversion feature constituted a derivative liability. During the six months ended June 30, 2016, the Company estimated the fair value of the derivative liability of approximately $0 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.13
Expected Volatility	59.75%	-	68.25%
Expected Term (in years)	0.5	-	1
Discount Rate	0.36%	-	0.45%
Dividend Rate		0%
Exercise Price		$2.00

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

The Company recorded a gain/(loss) of approximately $0 and $0 during the three months ended June 30, 2016 and 2015 and a gain/(loss) of approximately $306,000 and $0 during the six months ended June 30, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with GAAP,, the following table represents the Company’s fair value hierarchy for its debenture conversion feature measured at fair value on a recurring basis as of June 30, 2016:

	Balance at June 30, 2016	Level 1	Level 2	Level 3

Derivative Obligation	$-	$-	$-	$-

The following table reflects the change in fair value of the Company’s Debenture Conversion Feature for the period ended June 30, 2016:

Amount
Balance – January 1, 2016	$306,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(306,000)
Balance – June 30, 2016	$-

The following table reflects the fair value of the Company’s derivative liabilities as of June 30, 2016:

Amount
Class A Warrants	$795,391
SPA Warrants	329,000
Debenture Conversion Feature	-
$1,124,391

Note 9 - Commitment and Contingencies

Operating Lease Agreements

During 2015, the Company leased 4,500 square feet at 7501 Esters Boulevard, Suite 100, Irving, Texas 75063 at approximately $11,300 per month. The lease expired on June 30, 2016. On March 8, 2016, the Company moved its corporate office to 14401 W. Beltwood Parkway, Farmers Branch, TX 75244.

In conjunction with the Company’s acquisition of Optima in March 2013, the Company assumed a facility lease with an unrelated third party at 111 Research Drive, Stratford, CT 06615. The office space at this location consisted of approximately 10,200 square feet and cost the Company approximately $8,513 per month. The lease expired on May 31, 2016.

The Company consolidated facilities into a new location at 14401 W. Beltwood Parkway, Farmers Branch, TX 75244 and completed the consolidation in May 2016. The Company believes that its facilities are suitable and adequate to meet its current business requirements. The current office space at this location consists of approximately 15,500 square feet and costs the Company approximately $10,400 per month. The lease is set to expire on February 29, 2019

Approximate annual future minimum lease payments under all operating leases, as amended, subsequent to June 30, 2016 are as follows:

2016	$49,000
2017	113,000
2018	132,000
2019	22,000
Total minimum lease payments	$316,000

Rental expense for the three months ended June 30, 2016 and 2015 was approximately $60,000 and $87,000 and six months ended June 30, 2016 and 2015 was approximately $130,000 and $155,000 respectively.

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

Deferred revenue, which is comprised of payments received under the TTDA and prepaid orders of frame inventories were approximately $2,582,000 as of June 30, 2016 and December 31, 2015. Deferred costs, comprised of costs incurred related to the TTDA, were approximately $294,000 as of June 30, 2016 and December 31, 2015.

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

Since March 4, 2016 through the end of June 30, 2016, HCI has incurred approximately $167,000 in legal fees on the lawsuit.

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against Optix in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in Optix, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015, and such cost, net of payments, is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the outstanding balance was $70,000. The Company is currently in default under this agreement and Waud has instituted legal proceedings to obtain a judgement.

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

HKO Purchase and Supply Agreement

On August 31, 2010, the Company entered into a Purchase and Supply Agreement with HKO (“HKO Supply Agreement”) with headquarters in Shenzhen, China.

In accordance with the HKO Supply Agreement, HKO sells eyewear, which consists of frames and lenses, and provides frame inventory management services to the Company. The Company provides frames to HKO to fulfill future orders of eyewear and maintains title and risk of loss to these frames while the frames reside in HKO’s warehouse in accordance with the HKO Supply Agreement. Once the frames are used by HKO to fulfill orders of eyewear, risk of loss transfers until such time the eyewear is received by the Company at its facility in Texas or a designated third party which is typically within 2-3 days of order fulfillment. As of June 30, 2016 and December 31, 2015, approximately $177,000 and $208,000, respectively, of inventory pertains to frame inventory maintained in HKO’s warehouse for frames that have not yet been used to fulfill orders of eyewear.

The Company and HKO have the option to terminate the HKO Supply Agreement if either of the following occurs (i) the other party breaches any material provision of the agreement and the breaching party fails to cure such material breach within thirty days following written notice; or (ii) the other party becomes the subject of any voluntary or involuntary proceeding under the applicable national, federal, or state bankruptcy or insolvency laws and such proceeding is not terminated within sixty (60) days of its commencement. Any change in the relationship with HKO, could have an adverse effect on the Company’s business.

Purchases from HKO represented approximately 62% ($780,000) and 49% ($513,000) of the Company’s total purchases for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, approximately $304,000 and $357,000, respectively, was due to HKO which is presented in accounts payable in the accompanying condensed consolidated balance sheets.

Note 10 – Customer and Vendor Concentrations

During the three month periods ended June 30, 2016 and 2015, there was one customer who accounted for approximately 13% and 25% of the Company’s net sales, respectively. During the six month periods ended June 30, 2016 and 2015, there was one customer who accounted for approximately 21% and 13% of the Company’s net sales, respectively. Approximately $146,000 and $186,000 which accounts for approximately 30% and 25% of accounts receivable, trade was due from these customers as of June 30, 2016 and December 31, 2015, respectively.

The main materials used in the Company’s products are polycarbonate and plastic. The Company has many suppliers and sources for these materials to meet their purchasing needs at prices which would not significantly impair their ability to compete effectively. During the three month periods ended June 30, 2016 and 2015, there were three suppliers which accounted for approximately 86% and 79% of the Company’s net purchases, respectively. During the six month periods ended June 30, 2016 and 2015, there were three suppliers which accounted for approximately 91% and 81% of the Company’s net purchases, respectively. Approximately $476,000 and $450,000 which accounts for approximately 21% and 19% of accounts payable was due to the Company’s major vendors as of June 30, 2016 and December 31, 2015, respectively.

Note 11 – EQUITY COMPENSATION PLAN

OPTIONS GRANTED

During the 6 months ended June 30, 2016, the Company granted 1,045,875 and 400,000 options to its current and former CEO, respectively at a weighted averaged exercise price of $.30 per share. The options granted to the Company’s current CEO vest over a 5 year period and expire 10 years from the grant date. The options granted to the Company’s former CEO vested immediately and expire 4.5 years from the grant date pursuant to a consulting agreement with Mr. Suter (see Note 7). The weighted average grant date fair value was $.07 per share using the following assumptions:

Stock price	$.13	-	$.14
Expected Volatility	99%	-	119.15%
Expected Term (in years)	4.5	-	6.5
Discount Rate	.935%	-	1.17%
Dividend Rate		0%

The following table summarizes the Option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	1,444,104	$0.46	5.03	$—
Granted	1,445,875	$.30	—	—
Exercised	—	—	—	—
Expired or forfeited or cancelled	(30,052)	3.33	6.9	—
Outstanding as of June 30, 2016	2,859,927	$.33	6.53	$—
Exercisable at June 30, 2016	1,814,052	$.35	4.53	$—

The following table summarizes the Company’s option activity for non-vested options for the six months ended June 30, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2015	305,833	$0.11
Granted	1,445,875	.07
Vested	(705,833)	.09
Expired or forfeited or cancelled	—	—
Nonvested as of June 30, 2016	1,045,875	$.07

Stock based compensation was approximately $68,000 and $0 for the 6 months ended June 30, 2016 and 2015, respectively. Stock based compensation was approximately $49,000 and $0 for the 3 months ended June 30, 2016 and 2015, respectively. Total equity based compensation related to non-vested awards not yet recognized as of June 30, 2016 and June 30, 2015 was approximately $65,000 and $0, respectively.

Note 12– Stockholders’ Equity / Deficit

Warrants

The Company did not grant any warrants during the six month period ended June 30, 2016. The following summarizes the Company’s warrant activity for the six months ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding as of January 1, 2015	12,939,297	$1.73	4.23
Granted	-	-	-
Exercised	-	-	-
Canceled/Forfeited	-	-	-
Outstanding as of June 30, 2016	12,939,297	$1.73	3.73
Exercisable as of June 30, 2016	11,863,127	$1.89	3.85

As of June 30, 2016, approximately 1,076,000 remain unvested. The fair value of the warrants will be expensed based on vesting or probable vesting of such warrants. The following summarizes the Company’s outstanding warrants as of June 30, 2016:

Number of Warrants
Class A Warrants	8,183,446
Class C Warrants	331,861
SPA Warrants	3,290,000
Other Warrants	1,133,990
Outstanding as of June 30, 2016	12,939,297

Note 13– Subsequent Events

On July 8, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. The Debenture matures on July 1, 2017, and accrues interest at the rate of 8% per annum.

On July 8, 2016, the Company entered into a letter agreement with the Investor (the “Letter Agreement”), whereby the Investor, as holder of the 2015 Debentures, agreed to extend to January 1, 2017 the Company’s requirement under each of the 2015 Debentures to pay interest to the Investor on April 1, 2016 (previously extended to June 30, 2016) and July 1, 2016 on the aggregate unconverted and then outstanding principal amount of the 2015 Debentures, at the rate of 8% per annum, to waive late fees with respect to such interest until January 1, 2017 and to extend the July 1, 2016 and October 1, 2016 periodic redemption dates until January 1, 2017. Except as specifically set forth in the Letter Agreement, all of the terms and conditions of the 2015 Debentures are and will remain in full force and effect.

On August 16, 2016, the Company entered into an additional securities purchase agreement with the Investor, pursuant to which the Company sold an aggregate of $448,000 in principal amount of a debenture to the Investor for an aggregate purchase price of $400,000 (the “August Debenture”). The August Debenture matures on August 1, 2017, and accrues interest at the rate of 8% per annum. No warrants were granted related to this issuance.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to:

●     our history of recurring losses and negative cash flows, significant future commitments and the uncertainty regarding the adequacy of our liquidity to pursue our business objectives;

●     our ability to execute our business plan, fund our operations and continue as a going concern;

●     our failure to maintain proper and effective internal controls;

●     our significant amount of indebtedness and increased need for additional financing;

●     our dependence on a limited number of suppliers;

●     intense competition in our industry, including large, well-established companies; and

●     those factors set forth under “Risk Factors” in Part II, Item 1.A of our Quarterly Report on Form 10-Q for the period ended March 31, 2016, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q.

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

Headquartered in Farmers Branch, Texas, we provide eyewear and prescription lenses to eye care professionals and prescription laboratories. We have developed proprietary cloud based software and electronic devices to streamline logistics and reduce costs for our customers. Additionally, we offer a high-resolution polycarbonate lens that we believe has lower distortion than competing lenses. We believe that the combination of high quality lenses at low price points combined with our proprietary software and electronic devices enable independent eye care professionals to compete more effectively with large retail chains in the eyewear industry. Further, we believe that our low price points enable us to participate in the United States Medicaid and Medicare programs, as well as insurance programs mandated by the Patient Protection and Affordable Care Act which requires pediatric vision coverage.

We have incurred losses from inception and have an accumulated deficit of $37.3 million as of June 30, 2016. Until we are able to generate revenues that result in positive margins from the sale of eyewear and prescription lenses that exceed operating costs, profitable operations will not be attained and we will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our common stock in the public market could have an adverse effect upon the market price of our common stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

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

Summary of Recent Developments

Completion of Merger

On June 30, 2015 (the “Effective Date”), Pro Fit Optix Holding Company, LLC (“Holding”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, formerly Energy Telecom, Inc. and PFO Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, on the Effective Date, the Company completed the acquisition of Holding by means of a merger of Merger Sub with and into Holding, such that Holding became a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the former PFO Global, Inc. equity holders owned approximately 8% of the outstanding shares of the Company’s common stock.

For accounting purposes, the Merger was recognized in accordance with Accounting Standards Codification No 805-40, Reverse Acquisitions. Accordingly, PFO Global, Inc. was recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer. As such, the historical financial statements of Holding are treated as the historical financial statements of the combined company.

Debt Financings

Subsequent to the Merger, we have sold an aggregate of approximately $8.8 million in principal amount of an 8% original issue discount senior secured convertible debentures and warrants to purchase an aggregate of 6,780,000 shares of common stock, and incurred debt issuance costs of $0.94 million For further details on the senior secured convertible debentures and warrants, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Securities Purchase Agreements.”

Critical Accounting Estimates and Policies

In response to financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission ("SEC"), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The accounting estimates involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 1 to our condensed consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K) for further discussion regarding our critical accounting policies and estimates. There have been no material changes to the critical accounting policies and estimates disclosed in our 2015 Form 10-K.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We will adopt the methodologies prescribed by ASU 2014-15 by the date required, and we do not anticipate that the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We adopted this new standard as of January 1, 2016. The implementation of this standard did not have a material impact on our condensed consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (ASU 2015-11”) simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current “lower of cost or market” guidance. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. We do not believe the implementation of this standard will have a material impact on our condensed consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”), which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. ASU 2015-16 also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Accordingly, we adopted this new standard on January 1, 2016. The implementation of this standard did not have a material impact on our condensed consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) simplifying the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Under prior guidance, an entity was required to separate deferred income tax liabilities and assets into current and non-current amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted the new guidance on a prospective basis for the fiscal year ended December 31, 2015. Financial statements for prior periods were not retrospectively adjusted. The new guidance had no impact on our condensed consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a leases, measured on a discounted basis, and a right-to-use asset, which is an asset that represented the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The financial information presented in the tables below is comprised of our unaudited condensed consolidated financial information for the three months ended June 30, 2016 and 2015.

	Three months Ended June 30,
	2016	2015	% Change
Net sales	$920,213	$787,454	17%
Cost of sales	687,701	495,359	39%
Gross profit	232,512	292,095	-20%
	25%	37%
Operating expenses, depreciation and amortization	1,259,345	1,893,467	33%
Operating loss	(1,026,833)	(1,601,373)	-36%
Other (income) / expense	(1,104,664)	2,967,134	-63%
Net loss	$(2,131,497)	$(4,568,508)	-53%

Net sales. Net sales were $0.92 million and $0.79 million for the three months ended June 30, 2016 and 2015, respectively. The 17% increase was due primarily to an increase in the volume of sales of prescription lenses and complete eyewear.

Cost of Sales. Cost of sales was $0.69 million and $0.50 million for the three months ended June 30, 2016 and 2015, respectively. The increase in costs was primarily due to increased volume of complete eyewear.

Gross Profit. Gross profit was $0.23 million and $0.29 million for the three months ended June 30, 2016 and 2015, respectively. The decrease was due primarily to lower gross margins from changes in our product mix.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $1.26 million and $1.89 million for the three months ended June 30, 2016 and 2015, respectively. This decrease was due primarily to a $0.59 million decrease in personnel costs as a result of cost reductions initiated in November 2015, a $0.10 decrease in legal and professional fees partially offset by a $0.08 million increase in selling, general and administrative expenses and a $0.03 million decrease in bad debt expenses. These changes are illustrated in the table below.

	Three months Ended June 30,
	2016	2015	% Change
Personnel costs	$428,418	$1,013,926	-58%
General and administrative	402,934	319,054	-26%
Legal and professional	280,479	381,295	-26%
Sales and marketing	55,515	30,264	83%
Depreciation and amortization	20,576	51,453	-60%
Bad debt expense	71,423	97,476	-27%
Total operating expenses	$1,259,345	$1,893,468	-33%

Other Expense. Other Expense was $1.1 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively. This decrease is due primarily to a $0.92 million decrease in the change in the fair value of derivative instruments, a $0.58 million decrease in debt extinguishment expense, a $0.40 million decrease in debt discount and issuance costs and a $0.21 million decrease in other expenses, offset by a $0.24 million increase in interest expense related to additional debt.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The financial information presented in the tables below is comprised of our unaudited condensed consolidated financial information for the six months ended June 30, 2016 and 2015.

	Six months Ended June 30,
	2016	2015	% Change
Net sales	$2,005,600	$1,771,623	13%
Cost of sales	1,263,000	1,022,277	24%
Gross profit	742,600	749,346	-1%
	37%	42%
Operating expenses, depreciation and amortization	2,563,610	4,048,957	37%
Operating loss	(1,821,011)	(3,299,611)	45%
Other (income) / expense	(1,725,825)	(3,832,831)	-55%
Net loss	$(3,546,836)	$(7,132,442)	50%

Net sales. Net sales were $2.0 million and $1.77 million for the six months ended June 30, 2016 and 2015, respectively. The 13% increase was due primarily to an increase in the volume of sales of prescription lenses and complete eyewear.

Cost of Sales. Cost of sales was $1.26 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in costs was primarily due to increased volume complete eyewear.

Gross Profit. Gross profit was $0.74 million and $0.75 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was due primarily to lower margins from changes in our product mix.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $2.56 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. This decrease was due primarily to a $1.2 million decrease in personnel costs as a result of cost reductions initiated in November 2015, and a $0.30 million decrease in selling, legal, general and administrative expenses, partially offset by $0.03 million increase in bad debt expenses. These changes are illustrated in the table below.

	Six months Ended June 30,
	2016	2015	% Change
Personnel costs	$903,153	$2,117,320	-57%
General and administrative	832,614	950,021	12%
Legal and professional	513,614	579,499	11%
Sales and marketing	110,875	182,989	39%
Depreciation and amortization	74,863	119,608	37%
Bad debt expense	128,492	99,520	29%
Total operating expenses	$2,563,611	$4,048,957	37%

Other Expense. Other Expense was $1.73 million and $3.83 million for the six months ended June 30, 2016 and 2015, respectively. This decrease is due primarily to a $0.68 million decrease in the change in the fair value of derivative instruments, a $0.60 million decrease in debt extinguishment expense, and a $1.27 million decrease in debt discount and issuance costs, offset by a $0.58 million increase in interest expense and original issue discounts related to additional debt and a $0.19 million decrease in other expenses.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015

Cash and cash equivalents	$33,056	$8,851

Net cash used in operating activities	(1,881,253)	(2,104,150)
Net cash used in investing activities	-	(41,216)
Net cash provided by financing activities	1,888,059	2,078,681
Net increase (decrease) in cash and cash equivalents	$6,806	$(66,685)

Historically, we have financed our operations primarily through private placements of our equity and borrowings under various debt instruments. For the six months ended June 30, 2016, we used $1.9 million of cash in operating activities and ended the period with $33,056 in cash and cash equivalents. As of June 30, 2016, we had a working capital deficit of approximately $17.1 million. We currently use approximately $643,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), prototype development (parts, engineering and testing), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect this rate to remain relatively consistent for the next twelve months.

We believe that we have the ability to raise additional capital that will be sufficient to meet our anticipated cash needs for at least the next 12 months, although there are no assurances that we will be able to raise the capital on terms acceptable to us or at all. We have raised approximately $1.098 million, net of debt discounts, through the issuance of convertible debentures subsequent to June 30, 2016. If we are unable to raise additional capital, our business, operating results, and financial condition would be materially adversely affected. These factors raise substantial doubt about our ability to continue as a going concern. For information regarding our ability to continue as a going concern, please refer to Note 2 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended June 30, 2016, operating activities used $1.9 million in cash as a result of (a) a net loss of $3.5 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $1.27 million, change in the fair value of derivative instruments of $(0.64) million, options issued in exchange for compensation and services of $0.07 million, accrual of interest due to related parties of $0.15 million, depreciation and amortization of $0.07 million and provision for doubtful accounts of $0.13 million and (b) a decrease in working capital of $0.17 million.

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

Investing Activities

For the six months ended June 30, 2016 and June 30, 2015 we used $0 and $.04 million respectively, for the purchase of business software, servers, network, and lab and production equipment. not use any cash for investing activities.

Financing Activities

Our financing activities for the six months ended June 30, 2016, resulted in net cash of $1.88 million related to net proceeds of $1.96 million from issuance of various notes payable, partially offset by $0.78 in loan repayments and debt issue costs.

Our financing activities for the six months ended June 30, 2015 resulted in net cash of $2.1 million related to net proceeds of $2.2 million from issuance of various notes payable, partially offset by $0.1 million in loan repayments

Notes Payable

As of June 30, 2016, the principal amount due under our promissory notes was $21.6 million, before debt discounts and debt issuance costs of $2.6 million. The following table provides information regarding annual required repayments under the promissory notes, as of June 30, 2016, which is discussed below.

2016	$10,668,569
2017	5,489,041
2018	5,483,196
$21,640,806

Convertible Promissory Note

On January 28, 2014, the Company entered into a convertible promissory note (“Convertible Note”) for a principal amount of $200,000 with a stated interest rate of 18%. On January 20, 2015 and April 2015 the maturity date of the Convertible Note was extended to June 30, 2015 and May 1, 2016, respectively. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. All obligations under the Convertible Promissory Note were secured by a first priority security interest in all inventory of Optima. In conjunction with the Convertible Note, the Company issued a five year warrant to purchase 57,820 shares of common stock (approximately 0.4% of the Company's then total issued and outstanding shares of common stock) for an exercise price of $1.00 per share.

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

Series A Private Placement

On various dates from May 1, 2014 through September 19, 2014, the Company issued and sold 299.25 investment units to accredited investors (the “Series A Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Series A secured promissory note in the principal amount of $10,000 (collectively the “Series A Note”), (ii) a five-year Class A warrant to purchase 6,250 shares of common stock at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance (collectively the “Class A Warrants”), and (iii) five-year Class B warrants to purchase 1,756.6 shares of common stock at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance(collectively the “Class B Warrants”). Proceeds received from the Series A Private Placement were approximately $2,633,000 net of related costs of approximately $360,000.

In January 2015, the Company amended certain of the Series A Notes. Note holders representing $2,255,000 of outstanding principal amount of Series A Notes entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of the Company, the outstanding principal and interest will automatically convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 1,039,063 shares of common stock to note holders and 83,125 shares of common stock to the private placement agent at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance. The fair value of the Class A Warrants was included in derivative liabilities on the Company’s condensed consolidated balance sheet at the issuance date and re-measured at each reporting period.

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

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 shares of common stock to note holders and approximately 149,625 shares of common stock to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 shares of common stock to note holders and approximately 42,053 shares of common stock to the private placement agent.

In June 2015, the Company amended the maturity date of each Series A Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendments were accounted for as modifications of debt. In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 150,125 shares of common stock to the private placement agent.

Secured Bridge Private Placement

On various dates from September 19, 2014 through November 18, 2014, the Company issued and sold 115.5 investment units to accredited investors (the “Secured Bridge Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a secured promissory note in the principal amount of $10,000 (the “Bridge Note”), (ii) five-year Class A Warrant to purchase 6,250 shares of common stock, and (iii) five-year Class B Warrant to purchase 1,756.6 shares of common stock. The Class A Warrants and Class B Warrants had exercise prices of $1.60 and $.01 per share, respectively.

In May 2015, the Bridge Notes were amended, modifying the maturity date of the Bridge Notes such that each Bridge Note matures on the earlier of: (i) the receipt of funds from accounts receivable in the aggregate principal amount then outstanding of all Bridge Notes; (ii) the receipt of gross proceeds from any accounts receivable financing or factoring financing in an amount equal to at least the aggregate Bridge Note principal; (iii) thirty (30)days following the funding of any financing that results in a listing of the Company’s common stock on a national exchange; (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions; (v) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; and (vi) January 1, 2016.

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 721,875 shares of common stock to note holders and approximately 57,750 shares of common stock to the private placement agent and (ii) five year Class B Warrants to purchase an aggregate of 202,888 shares of common stock to note holders and approximately 16,231 shares of common stock to the private placement agent.

In June 2015, the Company further amended the maturity date of certain Bridge Notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. In July 2015, a Bridge Note with an original principal amount of $125,000 was repaid. In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 643,750 shares of common stock to note holders and approximately 57,750 shares of common stock to the private placement agent.

Convertible Notes Private Placement

On various dates from January 1, 2015 through June 30, 2015, the Company issued and sold 179.5 investment units to accredited investors (the “Convertible Notes Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a convertible promissory note in the principal amount of $10,000 (collectively, the “Convertible Notes”) and (ii) a five year Class C warrant to purchase 1,502.6 shares of common stock, exercisable in whole or in part as of the date of issuance (collectively, the “Class C Warrants”). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 269,717 shares of common stock. In connection with the Convertible Note Private Placement, the Company issued to the placement agent (i) five-year Class C Warrants to purchase an aggregate of 21,577 shares of common stock.

Each Convertible Note bears interest at a rate of 9% per annum and matures on the 12-month anniversary of the issuance date unless converted into equity upon an initial public offering of the Company’s securities or a cash acquisition of the Company. The terms of the Convertible Notes provide that the unpaid principal and interest amounts will automatically convert into common stock in the event of an initial public offering or an acquisition at a per share conversion price equal to (i) in the event of an initial public offering, eighty percent (80%) of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company in connection with the acquisition.

The terms of the Class C Warrants provide that the exercise price of each warrant shall be (i) if the warrant becomes exercisable on the Company’s initial public offering date, 110% of the per warrant share offering price of the Company’s securities in its initial public offering, (ii) if the warrant is exercised upon the occurrence of an acquisition of the Company, the lower of (x) 20% discount to the warrant share valuation in the acquisition and (y) a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on the date of the acquisition, and (iii) if the warrant is exercised on June 30, 2015, a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on June 30, 2015.

Proceeds received from the Convertible Note Private Placement were approximately $1,565,000, net of related costs of approximately $230,000.

In June 2015, the Company amended the maturity date of each Convertible Note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018, unless earlier converted into equity.

In conjunction with the amendments, the Company issued five year Class A Warrants to purchase an aggregate of 102,250 shares of common stock to the private placement agent. The fair value of the Class A Warrants was included in derivative liability at the issuance date and re-measured as of the reporting period (see Note 9).

Short-Term Promissory Note

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

The Company was unable to make the July 1, 2016 principal payment and is currently negotiating with the Royalty Obligation purchaser for an extension of the maturity date, although there can be no guarantee that we will be successful in such negotiations or that the terms of any such extension will be acceptable to us. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the payment

Securities Purchase Agreements

On various dates from June 30, 2015 through December 31, 2015, the Company entered into a series of Securities Purchase Agreements (collectively, the “2015 Securities Purchase Agreements”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which the Company sold an aggregate of $6,580,000 in principal amount of an 8% original issue discount senior secured convertible debenture, dated July 1, 2015 (the “Debenture”), for an aggregate purchase price of $6,145,000 to the Investor. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor warrants, (the “SPA Warrant”), to purchase an aggregate of 3,290,000 shares of our common stock (subject to adjustment). The Debenture matures on January 1, 2017, and accrues interest at the rate of 8% per annum. One quarter of the original principal amount of the Debenture is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debenture is payable on January 1, 2017. 8% Accrued interest on the Debenture is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company did not make its April 1, 2016 and July 1, 2016 interest payments under the Debenture and the principal payment due on July 1, 2016. The Company has received a waiver from the Investor extending the interest and principal payments to January 1, 2017. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debenture has been presented as current in the Company’s condensed consolidated balance sheets.

On January 7, 2016 the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $504,000 in principal amount of a Debenture for an aggregate purchase price of $450,000 to the Investor. The Debenture matures on February 1, 2017, and accrues interest at the rate of 8% per annum. No warrants were granted related to these issuances in 2016.

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

On April 14, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $828,000 in principal amount of a Debenture for an aggregate purchase price of $740,000 to the Investor. The Debenture matures on May 1, 2017, and accrues interest at the rate of 8% per annum. After taking into account legal and diligence fees of $27,500 reimbursed to the Purchaser, the net proceeds received by the Company was $712,500. No warrants were granted related to these issuances in 2016.

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

Proceeds received from the Debentures were approximately $1,906,000, net of related costs of approximately $59,000 and original issue discounts of $235,000 respectively, during the six months ended June 30, 2016. Debt issuance costs will be amortized to interest expense over the life of the Debentures.

Amounts of principal and accrued interest under the Debenture are convertible at the option of the Investor at any time into shares of our common stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by the Company (i) in a registered offering of our common stock or securities convertible into or exchangeable for shares of our common stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of our common stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the original issue date for each Debenture, the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of such Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of such Debenture.

Pursuant to the terms of the Debenture, the Company has agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

Each of the SPA Warrants (collectively, the “Investor Warrants”) is exercisable for a period of five years from the original issue date of each Investor Warrant, at an initial exercise price (the “Investor Warrant Exercise Price”) of $2.40 per share. In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the Investor Warrant Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of common stock issuable under the Investor Warrants would be increased such that the aggregate Investor Warrant Exercise Price payable under the Investor Warrants, after taking into account the decrease in the Investor Warrant Exercise Price, would be equal to the aggregate Investor Warrant Exercise Price prior to such adjustment. If at any time after the six month anniversary of the original issue date for each Investor Warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the Investor Warrant, then such Investor Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

The Company’s obligations under the Debentures are secured by a lien on all of the Company’s assets, including a pledge of the securities of its subsidiaries, pursuant to the terms of a security agreement entered into as of June 30, 2015 between the Company and the Investor.

Pursuant to the terms of the 2015 Securities Purchase Agreements, the Investor received a right of first refusal to purchase up to 100% of the securities offered by the Company in future private placement offerings through November 30, 2016. In addition, from the original issue date for each Debenture and Investor Warrant until the 12-month anniversary of the date the Company’s common stock is listed on Nasdaq or NYSE MKT, the Investor may, in its sole determination, elect to purchase, in one or more purchases, additional debentures with an aggregate subscription amount of up to $4,000,000, and Investor Warrants to purchase that number of shares of the Company’s common stock equal to the original principal amount of such additional debentures divided by $2.00. Subject to certain exceptions, the Company agreed (i) for a period of 180 days following the closing date for each Securities Purchase Agreement , not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or any securities convertible into or exchangeable for shares of common stock, and (ii) until such time as the Debentures and Investor Warrants are no longer outstanding, not to issue any shares of common stock or any securities convertible into or exchangeable for shares of common stock at an effective per share purchase price of less than $2.40 (subject to adjustment for stock splits and the like), provided that after the time that the related Debentures are no longer outstanding, the Company may receive a waiver from such restriction by paying the Investor an amount in cash equal to 15% of the purchase price paid by the Investor for the related Debentures. If at any time during the period beginning on the six-month anniversary of the closing date for each Securities Purchase Agreement and ending at such time as all of the shares of common stock underlying the related Debentures and Investor Warrants can be sold without restriction or limitation pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, if the Company either (i) shall fail for any reason to satisfy the current public information requirements contained in Rule 144 or (ii) shall have ever been, or become, an issuer described in section (i)(1)(i) of Rule 144, then the Company shall be obligated to pay to the Investor an amount in cash, as liquidated damages and not as a penalty, equal to 2% of the purchase price paid by the Investor for the Debenture per month until the applicable event giving right to such payments is cured (or the Investor is nonetheless able to transfer the Securities pursuant to Rule 144).

On the Effective Date, pursuant to the terms of the Securities Purchase Agreement dated as of the Effective Date, the Investor entered into a lock-up agreement (the “Investor Lock-Up Agreement”), pursuant to which it agreed, subject to certain exceptions and conditions, not to sell any of the Securities for a period commencing on the Effective Date and ending on the earlier of (i) the first anniversary of the Effective Date, (ii) the date on which the Company notifies the Investor of its intention to redeem some or all of the outstanding principal amount of the Debenture pursuant to the terms thereof or (iii) a trading day on or after the nine-month anniversary of the Effective Date on which either: (x) the aggregate dollar trading volume of the Company’s common stock since the Effective Date equals or exceeds $10,000,000 (provided that since the Effective Date, the closing bid price of the Company’s common stock has been equal to or exceeded $4.00 for a period of 30 consecutive trading days) or (y) the closing bid price of the Company’s common stock equals or exceeds $8.00 for a period of 30 consecutive trading days.

At the time of issuance, the Company determined that (i) the net share settlement (cashless exercise) provision on the Investor Warrants and (ii) the variable Debenture conversion price constituted derivative liabilities because the variable exercise price and variable Debenture conversion price features represented variable conversion features.

Royalty Obligation

The Company entered into a Royalty Purchase Agreement with a third party (“Purchaser”) as amended in May and June 2015. Under the terms of the amended Royalty Purchase Agreement, the Company was advanced $1,750,000 by the Purchaser and in return, the Company agreed to pay the Purchaser a royalty amount equal to 3.09% of monthly revenue generated from products or services that incorporate any of the Company's intellectual property ("IP Revenue") including patents, copyrights and trademarks in perpetuity ("Royalty Payments"). No monthly Royalty Payments for any calendar month will be less than $36,458.

The monthly royalty payments were deferred from April 2015 through June 2016 and were due on July 1, 2016.

The Company did not make the July 1, 2016 royalty payment under its Royalty Obligation. The Company is negotiating an extension to the due date. Based on the Company’s current financial condition, there can be no certainty that the Company will be successful in such negotiations or that the Company will be able to make the delinquent royalty payments and accordingly the outstanding royalty amount due under the Royalty Obligation has been presented as current in the Company’s condensed consolidated balance sheets.

RELATED PARTY NOTES

As of June 30, 2016, we had an outstanding aggregate principal amount of $4.6 million due to related parties, consisting of the following:

	June 30, 2016	December 31, 2015
The Company has a unsecured note payable with HP Equity Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrue at 4.5% per annum.	$1,030,639	$1,030,639

The Company has a note payable with HCA Capital Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note payable is secured by substantially all of the assets of the Company. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrues at 9.5% per annum.	448,993	448,993

The Company has a unsecured note payable with PFO Fund LLC pursuant to Plan of Reorganization dated May 2, 2011. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrues at 4.5% per annum.	206,565	206,565

The Company has a promissory note with Transition Capital, LLC dated September 1, 2012, as amended. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrue at 5.5% per annum	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s former Chief Executive Officer (“CEO”) dated December 30, 2012 at a stated annual interest rate of 5.5%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	117,700	117,700

	June 30, 2016	December 31, 2015
The Company has an agreement with its former CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. The note was settled pursuant to the termination agreement as disclosed below)	-	52,108

The Company has a promissory note with a relative its former CEO effective September 6, 2011 at a stated annual interest rate of 0%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011 at a stated annual interest rate of 9.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	1,134,214	1,134,215

The Company has four promissory notes with four stockholders dated May 2015 at a stated annual interest rate of 4.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	90,000	90,000

Total long term notes to related parties	4,625,521	4,677,630
Less current maturities	-	-
Total long term notes to related parties, net of current maturities	$4,625,521	$4,677,630

The following table provides information regarding annual required repayments under the related party notes as of June 30, 2016:

2016	$-
2017	2,312,761
2018	2,312,760
Total	$4,625,521

As of June 30, 2016, the amount outstanding under the Company’s royalty obligation agreement was $1.75 million. For information regarding such notes, please refer to Note 6 to our condensed consolidated financial statements contained in this Report.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2016, in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2016. See material weaknesses discussed below in Management’s Report on Internal Control over Financial Reporting.

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

Our Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2016, because we continued to have the following material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the six months ended June 30, 2016 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1.      Legal Proceedings

There have been no material developments in the legal proceedings previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2015 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosure

None

Item 5.

Other Information

December Option Grant

On December 10, 2015, we issued a non-qualified option to purchase 1,017,000 shares of common stock (the “December Option”) under our 2015 Stock Option Plan (the “2015 Plan”), to be exercised at $0.30 per share. The December Option was exercisable with respect to all shares on the date of the grant and expires on December 31, 2020. The December Option was approved by our board of directors and was awarded pursuant to a stock option award agreement, which was executed by the Company and Mr. Suter on December 10, 2015.

The issuance and sale of the December Option was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering. We did not engage in general solicitation or advertising with regard to the issuance and sale of the December Option.

April Option Grant

On April 1, 2016, we entered into a consulting agreement with Mr. Suter, our former CEO, pursuant to which Mr. Suter agreed to provide certain advisory services in exchange for 3% of net sales that he generates.  Such commission will be paid in the form of (i) $65,000 in cash and (ii) a non-qualified option to purchase 400,000 shares of common stock (the “April Option”) under the 2015 Stock Option Plan, to be exercised at $0.30 per share in full and final settlement of deferred salary and allowances, net of fees and other amounts due to the Company. The April Option was exercisable with respect to all shares on the date of the grant and expires on December 31, 2020. The April Option was approved by our board of directors and was awarded pursuant to a stock option award agreement, which was executed by the Company and Mr. Suter on April 1, 2016.

The issuance and sale of the April Option was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering. We did not engage in general solicitation or advertising with regard to the issuance and sale of the April Option

None

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

Date: August 22, 2016

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

10.1*	Non-Qualified Stock Option Agreement, dated as of December 10, 2015, by and between the Company and Rudolf Suter.

10.2*	Consulting Agreement, dated as of April 1, 2016, by and between the Company and Rudolf Suter.

10.3*	Non-Qualified Stock Option Agreement, dated as of April 1, 2016, by and between the Company and Rudolf Suter.

10.4

Debenture, dated April 14, 2016, issued by PFO Global, Inc. to Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 15, 2016 and incorporated herein by reference.

10.5

Securities Purchase Agreement, dated as of April 14, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 15, 2016 and incorporated herein by reference.

10.6

Securities Purchase Agreement, dated as of June 13, 2016, by and between PFO Global, Inc. and Hillair Capital Investment L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 17, 2016 and incorporated herein by reference.

10.7

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