Form 10-Q
period 2016-09-30
PFO Global, Inc.
filed 2016-11-14
CIK 1456455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016 there were 20,917,506 shares of the registrant's common stock, par value $0.0001 per share, outstanding, including 23.988 shares of preferred stock convertible into 2,500,000 shares of common stock, on an as is converted basis.

 * The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

PART I

Item 1.	Condensed Consolidated Financial Statements

PFO Global, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$130,413	$26,250
Accounts receivable	362,322	485,192
Inventories	721,072	724,009
Prepaid expenses and other assets	16,703	104,546
Total current assets	1,230,510	1,339,997

Property and equipment, net	117,358	152,031
Deferred costs	293,732	293,732
Other assets	110,151	85,462

Total assets	$1,751,751	$1,871,222

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,963,134	$2,348,824
Accrued liabilities	3,544,537	2,145,442
Accrued interest, related parties	1,414,249	1,188,182
Note payable, related parties – current portion	2,312,761	-
Note payable, net of discount - current portion	13,532,236	6,705,000
Royalty obligation	1,750,000	1,750,000
Derivative obligation	-	1,769,000
General unsecured claims - current portion	10,941	26,641
Total current liabilities	24,527,858	15,933,089

Note payable, related parties - net of current portion	2,312,761	4,677,630
Note payable, net of discount - net of current portion	1,532,884	3,214,591
Deferred revenue	2,582,198	2,582,198
General unsecured claims - net of current portion	8,655	12,662
Total long term debt	6,436,498	10,487,081

Total liabilities	30,964,356	26,420,170

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 preferred shares authorized, 23.988 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized, 18,417, 506 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,842	1,842
Additional paid in capital	9,287,583	9,215,458
Accumulated deficit	(38,502,030)	(33,766,248)
Total stockholders' deficit	(29,212,605)	(24,548,948)

Total liabilities and stockholders' deficit	$1,751,751	$1,871,222

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE:
Sales	$789,530	$710,050	$2,795,130	$2,160,730

COST OF GOODS SOLD (excluding depreciation shown below)	577,759	508,191	1,840,759	1,530,468

Gross profit	211,771	201,859	954,371	630,262

OPERATING EXPENSES:
Selling, general and administrative expenses	1,337,337	2,242,760	3,826,084	6,172,109
Depreciation	20,510	57,900	95,374	177,508
Total operating expenses	1,357,847	2,300,660	3,921,458	6,349,617

Loss from operations	(1,146,076)	(2,098,801)	(2,967,087)	(5,719,355)

OTHER INCOME (EXPENSE):
Other income (expense)	(147)	71,257	28,508	177,980
Loss on extinguishment of debt	-	-	-	(583,326)
Change in fair value of derivative liabilities	1,124,391	(455,000)	1,769,000	(487,751)
Interest expense, related parties	(72,919)	(74,750)	(223,847)	(224,238)
Interest expense, others	(1,094,195)	(1,282,741)	(3,342,356)	(4,135,787)
Total other expense	(42,870)	(1,741,234)	(1,768,695)	(5,253,122)

Net loss before provision for income taxes	(1,188,946)	(3,840,035)	(4,735,782)	(10,972,477)

PROVISION FOR INCOME TAXES
Income tax (benefit)	-	-	-	-

NET LOSS	$(1,188,946)	$(3,840,035)	$(4,735,782)	$(10,972,477)

Net loss per common share, basic and diluted	$(0.06)	$(0.18)	$(0.23)	$(0.65)

Weighted average number of common shares outstanding, basic and diluted	20,917,506	20,917,506	20,917,506	16,765,551

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance, December 31, 2015	24	$-	18,417,506	$1,842	$9,215,458	$(33,766,248)	$(24,548,948)
Stock based compensation	-	-	-	-	72,125	-	72,125
Net loss	-	-	-	-	-	(4,735,782)	(4,735,782)
Balance, September 30, 2016	24	$-	18,417,506	$1,842	$9,287,583	$(38,502,030)	$(29,212,605)

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,735,782)	$(10,972,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,374	177,508
Stock based compensation	72,125	228,776
Provision for doubtful accounts	20,672	99,520
Change in fair value of derivative liability	(1,769,000)	487,751
Interest expense, related parties	223,847	224,238
Interest expense, others	1,393,008	984,861
Amortization of debt issue costs	501,356	804,325
Amortization of debt discount	1,447,992	2,346,601
Loss on extinguishment of debt	-	583,326
Write off prepaid IPO costs	-	215,464

Changes in operating assets and liabilities:
Accounts receivable	102,198	(161,246)
Inventories	2,937	(79,415)
Prepaid expenses	87,843	(37,151)
Other assets	(24,689)	(19,467)
Deferred costs	-	(39,751)
Deferred revenue	-	45,000
Accounts payable and accrued expenses	(429,586)	(640,951)
Net cash used in operating activities	(3,011,705)	(5,753,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(60,701)	(63,092)
Net cash used in operating activities	(60,701)	(63,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt, net of debt issue costs	3,197,948	6,564,356

Payments on long term debt	(21,379)	(492,845)
Repurchase of common stock	-	(18)
Net cash provided by financing activities	3,176,569	6,071,493

Net increase in cash	104,163	255,313

Cash beginning of period	26,250	75,536
Cash end of period	$130,413	$330,849

Supplemental disclosures of cash flow information:
Interest paid	-	240,244
Non-cash investing and financing activities:
Debt issuance costs related to issuance of warrants	-	147,879
Debt discount related to issuance of warrants	-	2,448,753
Debt discount related to original issue discount on Hillair notes	391,800	-
Derivative obligation related to issuance of warrants	-	1,539,559
Issuance of warrants in conjunction with issuance of promissory notes and amendments of promissory notes	-	1,057,073
Cancellation of shares subscribed	-	440,000
Exercise of Class B Warrants		170
Non-cash items related to acquisition
Patents	-	15,000
Goodwill	-	4,153,463
Assumption of liabilities	-	262,248
Fair value of preferred stock retained	-	1,650,000
Fair value of common retained	-	2,256,215

see accompanying notes to unaudited interim Condensed Consolidated Financial Statements

PFO GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

For accounting purposes, the Merger was recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 805-40, “Reverse Acquisitions.” Accordingly, PFO Global, Inc. has been recognized as the accounting acquiree in the Merger, with Holding being the accounting acquirer. As such, the historical financial statements of Holding will be treated as the historical financial statements of the combined company. Accordingly, the condensed consolidated balance sheets presented in the condensed consolidated financial statements reflect the financial position of the post-combination Company as of December 31, 2015 and the condensed consolidated statements of operations presented in the condensed consolidated financial statements reflect the operations of Holding for the period from January 1, 2015 through June 30, 2015, and the operations of the post-combination Company for the period of June 30, 2015 through December 31, 2015.

On the Effective Date, the Company had outstanding 23.988 shares (the “Escrow Shares”) of Series A Convertible Preferred Stock (“Preferred Stock”). Pursuant to the Merger Agreement, on the Effective Date, the Preferred Stock was amended such that the Escrow Shares became convertible into an aggregate of 2,500,000 shares of common stock at the instruction of the holder. Further, the holder was required to assign the Preferred Stock to be held in escrow by an escrow agent (the “Escrow Agent”). On the Effective Date, Holding, Merger Sub, PFO Global, Inc., a third party (the “Account Advisor”) and the Escrow Agent entered into an Escrow Agreement (the “Escrow Agreement”), pursuant to which the Escrow Agent agreed to hold the Escrow Shares for release pursuant to written instructions provided from time to time by the Account Advisor. When the Escrow Agreement expires December 31, 2016, any Escrow Shares not released from escrow will be cancelled. As of September 30, 2016, no Escrow Shares had been released by the Escrow Agent.

PFO Global, Inc., formerly Energy Telecom, Inc., was incorporated in Florida on September 7, 1993 and reincorporated in Nevada on June 2, 2015 pursuant to an agreement and plan of merger between Energy Telecom, Inc. and its wholly owned subsidiary, Energy Telecom Reincorporation Sub, Inc., a Nevada corporation (“ET-NV”), whereby Holding merged with and into ET-NV with ET-NV as the surviving corporation that operates under the name “PFO Global, Inc.” Prior to the Merger, Holding’s mission was to monetize its global utility patent portfolio with claims covering certain features of intelligent eyewear.

The Company completed the Merger with Holding on June 30, 2015. Following the Merger, the Company began focusing its resources on the manufacturing and distribution of eyewear through proprietary manufacturing, ordering and delivery systems that reduce cost to eyewear providers, through Pro Fit Optix, Inc. (“Optix”), Holding’s wholly-owned subsidiary.

Optix, a Wyoming corporation, was incorporated on May 7, 2009. On February 9, 2011, Optix filed a voluntary petition for reorganization pursuant to a Chapter 11 Plan of Reorganization as entered in Optix’s bankruptcy in Case No. 11~13387 under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. On May 2, 2011, Optix filed a Plan of Reorganization (the “Optix Plan of Reorganization”) which was approved in August 2011. Pursuant to the Optix Plan of Reorganization, debtor-in-possession financing was provided by HCA DIP Capital Fund, LLC.

Holding, a Florida limited liability company, was formed on February 9, 2011. Holding was previously known as HCA DIP Capital Fund, LLC which was formed to provide and did provide debtor-in-possession financing as a lender to Optix. The members of HCA DIP Capital Fund, LLC were majority stockholders of Optix prior to its reorganization.

On May 17, 2012, Optix emerged from bankruptcy and, in exchange for the outstanding debtor-in-possession financing, issued all of the outstanding shares of its new common stock to Holding and became a wholly owned subsidiary of Holding.

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

The Company is headquartered in Farmers Branch, Texas where primarily all corporate functions are performed as well as the support, sales and warehousing for all MCO and Tech products and services. The Company utilizes a third party frame provider, Hong Kong Optical Lens Co. in Shenzhen, China (“HKO”) which sells frames to the Company and warehouses them in HKO’s facility until such time as the frames are released to designated laboratories to be fit with a lens. HKO is responsible to track and manage inventory on behalf of the Company from the point of purchase to the shipment of the frames to the laboratories.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated financial position and the results of operations. The operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year 2016 or for any other interim period.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions which balances may exceed the federally insured limits. Federally insured limits are $250,000 for interest and noninterest deposits. At September 30, 2016, the Company had no deposits in excess of federally insured limits.

Accounts Receivable

The Company does business and extends credit based on an evaluation of its customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company’s allowance for doubtful accounts was approximately $248,500 and $275,000 at September 30, 2016 and December 31, 2015, respectively.

 Inventories

Inventory is comprised of finished goods frame and lens inventory at September 30, 2016 and December 31, 2015. In assessing the value of inventories, the Company makes estimates and judgments regarding aging of inventories and other relevant issues potentially affecting the saleable condition of products and estimated prices at which those products will sell. On an ongoing basis, the Company reviews the carrying value of its inventory, measuring number of months on hand and other indications of salability. The Company reduces the value of inventory if there are indications that the carrying value is greater than market, resulting in a new, lower-cost basis for that inventory. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventories consist of finished product and are stated at the lower of cost, determined using the first-in first-out method, or market.

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

In addition to website development costs, capitalized software includes internally developed software to be sold, licensed or leased. The Company capitalizes internally developed software costs under the provisions of FASB ASC Topic 985, “Software,” which prescribes that capitalization of development costs of software products begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Amortization of capitalized internally developed software is computed as the greater of: (a) the amount determined by the ratio of the product’s current revenue to its total expected future revenue or (b) the straight-line method over the product’s estimated useful life, generally three years. The Company has used the straight-line method to amortize such capitalized costs.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows in accordance with accounting guidance. If circumstances suggest the recorded amounts cannot be recovered, based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value. No impairment charges were recorded for long-lived assets for the nine months ended September 30, 2016 and 2015.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Accounting for Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on technical merits of the tax position. The evaluation of an uncertain tax position is based on factors that include, but are not limited to, changes in the tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to a tax position. Any changes to these estimates based on the actual results obtained and or a change in assumptions, could impact the Company’s tax provision in future periods. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company did not record any interest or penalties on uncertain tax positions in the accompanying condensed consolidated balance sheets and statements of operations for the nine months ended September 30, 2016 and 2015, respectively. Federal, state and local authorities may examine the Company’s income tax returns for three years from the date of filing. The December 31, 2015 tax returns and prior three years remain subject to examination as of September 30, 2016.

Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive shares outstanding. As of September 30, 2016 and 2015 dilutive shares outstanding, whose impact was antidilutive, include options to purchase the Company’s common stock (“Options”) and warrants to purchase the Company’s common stock (“Warrants”). The dilutive impact of the Options and Warrants is determined by applying the “treasury stock” method.

The computation of the loss per share for the three and nine months ended September 30, 2016 and 2015, respectively, excludes the following weighted average number of Options and Warrants because their inclusion would be anti-dilutive:

	September 30, 2016	September 30, 2015

Options	2,829,875	75,130
Warrants	12,939,297	12,049,297
Total	15,769,172	12,124,427

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

Term Licensing Revenue

The Company applies the provisions of ASC Subtopic 985-605, “Software Revenue Recognition”, to all transactions involving the licensing of software products.

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

Deferred Revenue and Costs

On April 20, 2012, the Company sold software technology to VSP Labs, Inc. (“VSP”) pursuant to a Technology Transfer and Development Agreement (“TTDA”) (see Note 9). In accordance with the TTDA, the Company was required to perform additional production and customization of the software technology over the agreement term. The software technology required significant customization and development on the Effective Date and in accordance with ASC Subtopic 605-35, “Revenue Recognition” (“ASC 605-35”) the Company has accounted for the TTDA under the completed contract method. The Company and VSP are currently in litigation regarding the TTDA and the outcome is uncertain. Because of the uncertainties that exist under the contract, payments received and costs incurred under the TTDA have been deferred and will be recognized when the TTDA is considered complete and the litigation with VSP is settled.

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

Equity-Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, “Stock Compensation”. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Vesting terms vary based on the individual grant terms.

Advertising Costs

Advertising expenses are charged to expense as incurred. Advertising expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations amounted to approximately $203,000 and $92,000, for the nine month period ended September 30, 2016 and 2015, respectively. Advertising expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations amounted to approximately $166,000 and $55,000 for the three month period ended September 30, 2016 and 2015, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company adopted this new standard as of January 1, 2016. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" (“ASU 2015-11”) simplifying the measurement of inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current "lower of cost or market" guidance. For public entities, ASU No.2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its condensed consolidated financial statements and disclosures

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”) which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. ASU 2015-16 also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2016. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) )” (“ASU 2016-09”). The update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements.

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated cash flows.

Note 2 – Going Concern

As of September 30, 2016, the Company had cash of $130,413. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $4,735,782 and net cash and cash equivalents used in operations of approximately $3.01 million for the nine month period ended September 30, 2016. The Company has a working capital deficit of approximately $23 million and stockholders’ deficit of approximately $29 million as of September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, the Company has been dependent upon its ability to raise sufficient capital to continue its product and business development efforts. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital, increase its revenue and develop its technologies to the point of revenue recognition.

The Company’s primary source of operating funds since inception has been cash proceeds from issuance of notes payable. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. The Company has raised approximately $3.2 million, net of repayments and debt issuance costs, in the nine month period ended September 30, 2016, through the issuance of convertible debentures (see Note 5). Subsequent to September 30,2016 the Company has raised approximately $385,000 through the issuance of convertible debentures (see Note 13). However, there can be no assurance that the Company will be successful in raising additional funds.

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

Note 3 – Accounts Receivable

Accounts receivable consisted of the following as of:

	September 30, 2016	December 31, 2015

Accounts receivable, trade	$610,790	$756,788
Other receivables	-	3,646
	610,790	760,434
Less allowance for doubtful accounts	(248,468)	(275,242)
	$362,322	$485,192

Note 4 –Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2016	December 31, 2015

Payroll and related taxes	$151,920	$641,622
Accrued interest, third parties	2,829,511	1,179,994
Accrued other	563,106	323,826
	$3,544,537	$2,145,442

Note 5– Notes Payable

Notes payable consisted of the following as of:

	September 30, 2016	December 31, 2015
Notes payable	$225,000	$225,000
Convertible promissory note	200,000	200,000
Promissory note	50,000	50,000
Series A notes	3,002,500	3,002,500
Secured bridge notes	943,370	943,370
Convertible notes	2,045,000	2,045,000
Senior Secured Convertible Debentures	10,236,800	6,580,000
	16,702,670	13,045,870
Less debt issuance costs	(362,206)	(794,741)
Less debt discounts	(1,275,344)	(2,331,538)
	15,065,120	9,919,591
Less current maturities	(13,532,236)	(6,705,000)
Notes payable, less current maturities	$1,532,884	$3,214,591

The following table provides information regarding annual required repayments under the notes payable as of September 30, 2016:

2016	$6,705,000
2017	6,827,236
2018	3,170,434
$16,702,670

Amortization of debt discount and debt issuance costs was approximately $683,000 and $683,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,949,000 and $3,151,000 for the nine months ended September 30, 2016 and 2015, respectively.

Convertible Promissory Note

On January 28, 2014, the Company entered into a convertible promissory note (“Convertible Note”) for a principal amount of $200,000 with a stated interest rate of 18%. On January 20, 2015 and April 2015 the maturity date of the Convertible Note was extended to June 30, 2015 and May 1, 2016, respectively. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. All obligations under the Convertible Note were secured by a first priority security interest in all inventory of Optima. In conjunction with the Convertible Note, the Company issued a five year warrant to purchase 57,820 shares of common stock (approximately 0.4% of the Company's then total issued and outstanding shares of common stock) for an exercise price of $1.00 per share.

Because of the variable nature of the embedded warrants, the Convertible Note has been accounted for in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The fair value of the warrants issued with the Convertible Note (as determined using the Black Scholes valuation model) was determined to be nominal, and therefore, no derivative liability or offsetting debt discount was included in the Company's condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015. Management is continuing to measure the fair value of this instrument each reporting period through maturity date and record the impact under ASC 815 should the value become meaningful to the Company's consolidated condensed financial statements.

Promissory Note

On February 12, 2014, the Company entered into a promissory note (“Promissory Note”) for a principal amount of $50,000 with a stated interest rate of 18%. In April 2015, the maturity date of the Promissory Note was amended to May 1, 2016. On June 29, 2015, the maturity date of the Promissory Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.

Series A Private Placement

On various dates from May 1, 2014 through September 19, 2014, the Company issued and sold 299.25 investment units to accredited investors (the “Series A Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a Series A secured promissory note in the principal amount of $10,000 (collectively the “Series A Notes”), (ii) a five-year Class A warrant to purchase 6,250 shares of common stock at an exercise price of $1.60 per share, exercisable in whole or in part as of the date of issuance (collectively the “Class A Warrants”), and (iii) five-year Class B warrants to purchase 1,756.6 shares of common stock at an exercise price of $0.01 per share, exercisable in whole or in part as of the date of issuance(collectively the “Class B Warrants”). Proceeds received from the Series A Private Placement were approximately $2,633,000 net of related costs of approximately $360,000.

In January 2015, the Company amended certain of the Series A Notes. Note holders representing $2,255,000 of outstanding principal amount of Series A Notes entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of the Company, the outstanding principal and interest will automatically convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company’s equity in connection with the acquisition.

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

Also, in May 2015, the Company amended certain of the Series A Notes whereby each Series A Note matures on the earlier of: (i) the 24-month anniversary of the issuance date; (ii) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; (iii) thirty (30) days following the funding of any financing that results in a listing of the Company’s common stock on a national exchange (i.e., the Nasdaq or NYSE); or (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions.

The Company accounted for the borrowing under the Series A Notes, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC Subtopic 470-20, “Debt with Conversion and other Options” (“ASC 470-20”).In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

In conjunction with the amendments, the Company issued (i) five year Class A Warrants to purchase an aggregate of 1,876,563 shares of common stock to note holders and approximately 149,625 shares of common stock to the private placement agent and (i) five year Class B Warrants to purchase an aggregate of 527,421 shares of common stock to note holders and approximately 42,053 shares of common stock to the private placement agent. The fair value of the Class A Warrants was included in derivative liability on the Company's condensed consolidated balance sheet at the issuance date and re-measured at each reporting period (see Note 8). The fair value of the Class B Warrants was included in stockholders’ deficit in the Company's condensed consolidated balance sheet at September 30, 2016.

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

In May 2015, the Bridge Notes were amended, modifying the maturity date of the Bridge Notes such that each Bridge Note matures on the earlier of: (i) the receipt of funds from accounts receivable in the aggregate principal amount then outstanding of all Bridge Notes; (ii) the receipt of gross proceeds from any accounts receivable financing or factoring financing in an amount equal to at least the aggregate Bridge Note principal; (iii) thirty (30) days following the funding of any financing that results in a listing of the Company’s common stock on a national exchange; (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions; (v) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; and (vi) January 1, 2016.

The Company accounted for the borrowing under the Secured Bridge Notes, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20. In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

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

Convertible Notes Private Placement

On various dates from January 1, 2015 through June 30, 2015, the Company issued and sold 179.5 investment units to accredited investors (the “Convertible Notes Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a convertible promissory note in the principal amount of $10,000 (collectively, the “Convertible Notes”) and (ii) a five year Class C warrant to purchase 1,502.6 shares of common stock (collectively, the “Class C Warrants”). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 269,717 shares of common stock. In connection with the Convertible Note Private Placement, the Company issued to the placement agent (i) five-year Class C Warrants to purchase an aggregate of 21,577 shares of common stock.

Each Convertible Note bears interest at a rate of 9% per annum and matures on the 12-month anniversary of the issuance date unless converted into equity upon an initial public offering of the Company’s securities or a cash acquisition of the Company. The terms of the Convertible Notes provide that the unpaid principal and interest amounts will automatically convert into common stock in the event of an initial public offering or an acquisition at a per share conversion price equal to (i) in the event of an initial public offering, eighty percent (80%) of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company’s equity in connection with the acquisition.

The terms of the Class C Warrants provide that the exercise price of each warrant shall be (i) if the warrant is exercised on the Company’s initial public offering date, 110% of the per warrant share offering price of the Company’s securities in its initial public offering, (ii) if the warrant is exercised upon the occurrence of an acquisition of the Company, the lower of (x) 20% discount to the warrant share valuation in the acquisition and (y) a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on the date of the acquisition, and (iii) if the warrant is exercised on June 30, 2015, a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on June 30, 2015. At the time of issuance, the Company determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature.

The Company accounted for the borrowing under the Convertible Notes and the Class C Warrants in accordance with the guidance prescribed in ASC 470-20. In accordance with ASC 470-20, the fair value of the Class C Warrants is considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the Class C Warrants was immaterial on the issuance dates and September 30, 2016 (see Note 8). The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class C Warrants.

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

In conjunction with the Short-Term Promissory Note, the Company issued (i) five year Class A Warrants to purchase an aggregate of 62,500 common shares at an exercise price of $1.60 per share and (i) five year Class B Warrants to purchase an aggregate of 17,566 common shares at an exercise price of $0.01 per share. In conjunction with the amendment, in June 2015, the Company issued five year Class A Warrant to purchase an aggregate of 62,500 common shares to the note holder and approximately 5,000 common shares to the private placement agent.

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

The Company accounted for the borrowing under the Short-Term Promissory Note, the Class A Warrants and the Class B Warrants in accordance with the guidance prescribed in ASC 470-20, In accordance with ASC 470-20, the fair value of the Class A Warrants and the relative fair value of the Class B Warrants are considered an original issue discount which is required to be amortized over the life of the note as interest expense using the effective interest rate method.

The relative fair value of the Class B Warrants was recorded in stockholders’ deficit on the issuance date. The Company used the Black-Scholes pricing model to calculate the fair value of the Class B Warrants.

The Company used a Binomial Lattice Valuation Model to calculate the fair value of the Class A Warrants on the issuance date and is re-measured at each reporting period (see Note 8).

Promissory Note

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

Securities Purchase Agreements

On various dates from June 30, 2015 through September 30, 2016, the Company entered into a series of securities purchase agreements (each, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which the Company sold a series of original issue discount senior secured convertible debentures (each, a “Debenture” and collectively, the “Debentures”).

Pursuant to the Securities Purchase Agreements dated June 30, 2015 through December 31, 2015, the Company sold an aggregate of $6,580,000 in principal amount of Debentures dated July 1, 2015, to the Investor for an aggregate purchase price of $5,875,000. Pursuant to the Securities Purchase Agreements dated June 30, 2015 through December 31, 2015, the Company also issued warrants to the Investor to purchase an aggregate of 3,290,000 shares of the Company’s common stock (subject to adjustment) (collectively, the “Investor Warrants”). The Debentures sold in 2015 mature on January 1, 2017, and accrue interest at the rate of 8% per annum. One quarter of the original principal amount of the Debentures sold in 2015 is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debentures sold in 2015 is payable on January 1, 2017. 8% accrued interest on the Debentures sold in 2015 is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company did not make its April 1, 2016 or July 1, 2016 interest payments or the July 1, 2016 principal payment due under the Debentures sold in 2015. On July 8, 2016, the Company received a waiver from the Investor extending any scheduled interest and principal payments to January 1, 2017. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debentures sold in 2015 has been presented as current in the Company’s condensed consolidated balance sheets

On January 7, 2016 the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $504,000 in principal amount of a Debenture for an aggregate purchase price of $450,000 to the Investor. This Debenture matures on February 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On February 17, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. This Debenture matures on March 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On April 14, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $828,800 in principal amount of a Debenture for an aggregate purchase price of $740,000 to the Investor. This Debenture matures on May 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On June 13, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $252,000 in principal amount of a Debenture for an aggregate purchase price of $225,000 to the Investor. This Debenture matures on July 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum

On July 8, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. This Debenture matures on July 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On August 16, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $448,000 in principal amount of a Debenture for an aggregate purchase price of $400,000 to the Investor. The Debenture matures on August 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On September 15, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $392,000 in principal amount of a Debenture for an aggregate purchase price of $350,000 to the Investor. The Debenture matures on September 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

Proceeds received from the Debentures sold in 2016 were approximately $3,198,000, net of related costs of approximately $69,000 and original issue discounts of $392,000 respectively, during the nine months ended September 30, 2016. Debt issuance costs will be amortized to interest expense over the life of the Debentures sold in 2016. No warrants were issued in connection with the Debentures issued in 2016.

Principal and accrued interest amounts under the Debentures are convertible at the option of the Investor at any time into shares of the Company’s common stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by the Company (i) in a registered offering of our common stock or securities convertible into or exchangeable for shares of the Company’s common stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of the Company’s common stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the original issue date for each Debenture, the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of such Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of such Debenture.

Pursuant to the terms of the Debentures, the Company has agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

Each of the Investor Warrants is exercisable for a period of five years from the original issue date of each Investor Warrant, at an initial exercise price of $2.40 per share (the “Investor Warrant Exercise Price”). In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the Investor Warrant Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of common stock issuable under the Investor Warrants would be increased such that the aggregate Investor Warrant Exercise Price payable under the Investor Warrants, after taking into account the decrease in the Investor Warrant Exercise Price, would be equal to the aggregate Investor Warrant Exercise Price prior to such adjustment. If at any time after the six month anniversary of the original issue date for each Investor Warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the Investor Warrant, then such Investor Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

The Company’s obligations under the Debentures are secured by a lien on all of the Company’s assets, including a pledge of the securities of its subsidiaries, pursuant to the terms of a security agreement entered into as of June 30, 2015 between the Company and the Investor.

Pursuant to the terms of the Securities Purchase Agreements dated June 30, 2015 through December 31, 2015, the Investor received a right of first refusal to purchase up to 100% of the securities offered by the Company in future private placement offerings through November 30, 2016. In addition, from the original issue date for each Debenture and Investor Warrant until the 12-month anniversary of the date the Company’s common stock is listed on Nasdaq or NYSE MKT, the Investor may, in its sole determination, elect to purchase, in one or more purchases, additional debentures with an aggregate subscription amount of up to $4,000,000, and Investor Warrants to purchase that number of shares of the Company’s common stock equal to the original principal amount of such additional debentures divided by $2.00. Subject to certain exceptions, the Company agreed (i) for a period of 180 days following the closing date for each Securities Purchase Agreement , not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or any securities convertible into or exchangeable for shares of common stock, and (ii) until such time as the Debentures and Investor Warrants are no longer outstanding, not to issue any shares of common stock or any securities convertible into or exchangeable for shares of common stock at an effective per share purchase price of less than $2.40 (subject to adjustment for stock splits and the like), provided that after the time that the related Debentures are no longer outstanding, the Company may receive a waiver from such restriction by paying the Investor an amount in cash equal to 15% of the purchase price paid by the Investor for the related Debentures. If at any time during the period beginning on the six-month anniversary of the closing date for each Securities Purchase Agreement and ending at such time as all of the shares of common stock underlying the related Debentures and Investor Warrants can be sold without restriction or limitation pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, if the Company either (i) shall fail for any reason to satisfy the current public information requirements contained in Rule 144 or (ii) shall have ever been, or become, an issuer described in section (i)(1)(i) of Rule 144, then the Company shall be obligated to pay to the Investor an amount in cash, as liquidated damages and not as a penalty, equal to 2% of the purchase price paid by the Investor for the Debenture per month until the applicable event giving right to such payments is cured (or the Investor is nonetheless able to transfer the Securities pursuant to Rule 144).

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

The Company accounted for the borrowing under the Debentures, the Investor Warrants and the conversion rights in accordance with the guidance prescribed in ASC 470-20. In accordance with ASC 470-20, the fair value of the Investor Warrants and the conversion rights are considered original issue discounts, required to be amortized over the life of the note as interest expense using the effective interest rate method.

The fair value of the Investor Warrants and conversion rights were recorded on the issuance dates using a Binomial Lattice Valuation Model, which was included in derivative liability on the Company’s condensed consolidated balance sheets, and re-measured as of September 30, 2016 (see Note 8).

Note 6 – Royalty Obligation

On June 25, 2014, the Company entered into a royalty purchase agreement (the “Royalty Obligation”) with a third party (“Purchaser”) as amended in May and June 2015. Under the terms of the amended Royalty Obligation, the Company was advanced $1,750,000 by the Purchaser and in return, the Company agreed to pay the Purchaser a royalty amount equal to 3.09% of monthly revenue generated from products or services that incorporate any of the Company's intellectual property ("IP Revenue") including patents, copyrights and trademarks in perpetuity ("Royalty Payments"). No monthly Royalty Payments for any calendar month will be less than $36,458.

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

Royalty expense of approximately $109,000 and $120,000 is included in Interest Expense, other on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2016 and 2015, respectively.

Royalty expense of approximately $328,000 and $307,000 is included in Interest Expense, other on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2016 and 2015, respectively.

Approximately $698,000 and $370,000 of accrued royalty expense was included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, $1,750,000 was outstanding under the Royalty Obligation.

Note 7 – Related Party Transactions

Long-term notes due to related parties consist of the following:

	September 30, 2016	December 31, 2015
The Company has an unsecured note payable with HP Equity Fund LLC pursuant to the Optix Plan of Reorganization. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrue at 4.5% per annum.	$1,030,639	$1,030,639

The Company has a note payable with HCA Capital Fund LLC pursuant to the Optix Plan of Reorganization. The note payable is secured by substantially all of the assets of the Company. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrues at 9.5% per annum.	448,993	448,993

The Company has an unsecured note payable with PFO Fund LLC pursuant to the Optix Plan of Reorganization. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrues at 4.5% per annum.	206,565	206,565

The Company has a promissory note with Transition Capital, LLC dated September 1, 2012, as amended. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrue at 5.5% per annum	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s former Chief Executive Officer (“CEO”) dated December 30, 2012 at a stated annual interest rate of 5.5%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	117,700	117,700

	September 30, 2016	December 31, 2015
The Company has an agreement with its former CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. The note was settled pursuant to the consulting agreement entered into with the Company’s former CEO, as disclosed below.	-	52,108

The Company has a promissory note with a relative its former CEO effective September 6, 2011 at a stated annual interest rate of 0%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011 at a stated annual interest rate of 9.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	1,134,215	1,134,215

The Company has four promissory notes with four stockholders dated May 2015 at a stated annual interest rate of 4.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	90,000	90,000

Total long term notes to related parties	4,625,522	4,677,630
Less current maturities	(2,312,761)	-
Total long term notes to related parties, net of current maturities	$2,312,761	$4,677,630

The following table provides information regarding annual required repayments under the notes payable, as amended, as of September 30, 2016:

2016	$-
2017	2,312,761
2018	2,312,761
$4,625,522

The Company incurred interest expense of approximately $73,000 and $75,000 for the three months ended September 30, 2016 and 2015, and interest expense of approximately $224,000 and $224,000 for the nine months ended September 30, 2016 and 2015, respectively, which is presented in interest expense – related parties in the accompanying condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, approximately $1,414,000 and $1,188,000 of accrued but unpaid interest is presented in accrued interest, related parties in the accompanying condensed consolidated balance sheets, respectively.

Approximately $240,000 was due to the chairman of the Company’s board of directors, a related party, as of September 30, 2016 and December 31, 2015, respectively for consulting fees.

The Company paid PFO Europe, a company owned by a relative of the Company’s former CEO, approximately $0 and $64,000 in fees and expenses during the nine months ended September 30, 2016 and 2015, respectively, to market the Company’s products and services in Europe.

The Company paid PFO Europe, approximately $0 and $32,000 in fees and expenses during the three months ended September 30, 2016 and 2015, respectively.

On February 29, 2016, Rudolf Suter retired from his position as Chief Executive Officer of the Company. The Company entered into a consulting agreement with Mr. Suter pursuant to which Mr. Suter provided certain advisory services in exchange for 3% of net sales that he generated. Such commissions were paid in the form of options. In addition, Mr. Suter was paid $65,000 in cash and granted 400,000 options, at a weighted averaged exercise price of $.30 per share, under the 2015 Stock Option Plan with an estimated fair value of $28,000 (see Note 11) in full and final settlement of deferred salary and accrued vacation of approximately $152,000 and outstanding principal and interest due to Mr. Suter under his automobile allowance of approximately $60,000. The Company also reclassified its security deposit under its existing PFO Europe lease to expense as these services are no longer provided upon Mr. Suter’s departure. The consulting agreement was terminated on May 26, 2016. All remaining principal and interest due to Mr. Suter or relatives of Mr. Suter under existing notes payable agreements and previous option grants to Mr. Suter remain outstanding under existing terms as of September 30, 2016.

Note 8- Derivative Obligation

Class A Warrants

 As of September 30, 2016, 8,183,446 Class A Warrants were issued and outstanding. The Company did not grant any Class A Warrants during the nine months ended September 30, 2016. The Company determined that the price protection feature on the Class A Warrants constituted a derivative liability because the price protection feature represents a variable conversion feature, and estimated the fair value of the derivative liability of approximately $0 using a Binomial Lattice Valuation Model and the following assumptions as of September 30, 2016:

Present Value of Share		$0.0008
Expected Volatility	84.47%	-	99.71%
Expected Term (in years)	2.66	-	3.74
Discount Rate	0.87%	-	1.01%
Dividend Rate		0%
Exercise Price		$0.0005

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

The Company recorded a gain of approximately $795,000 during the three months ended September 30, 2016 and a loss of approximately $280,000 during the three months ended September 30, 2015, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

The Company recorded a gain of approximately $1,036,000 during the nine months ended September 30, 2016 and a loss of approximately $313,000 during the nine months ended September 30, 2015, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with GAAP, the following table represents the Company’s fair value hierarchy for its Class A Warrants measured at fair value on a recurring basis as of September 30, 2016:

	Balance at 9/30/2016	Level 1	Level 2	Level 3
Derivative Obligation	$0	$-	$-	$0

The following table reflects the change in fair value of the Company’s Class A Warrants for the period ended September 30, 2016:

Amount
Balance – January 1, 2016	$1,036,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(1,036,000)
Balance – September 30, 2016	$0

Class C Warrants

As of September 30, 2016, 331,861, Class C Warrants were issued and outstanding. The Company did not grant any Class C Warrants during the nine months ended September 30, 2016.

The Company determined that the price protection feature on the Class C Warrants constituted a derivative liability because the variable exercise price represents a variable conversion feature.

As of September 30, 2016, the Company determined that the fair value of the derivative liability pertaining to the Class C Warrants was immaterial as of such date. The fair value of the derivative obligation was estimated using Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.0008
Expected Volatility	95.26%	-	96.58%
Expected Term (in years)	3.25	-	3.74
Discount Rate	0.91%	-	0.97%
Dividend Rate		0%
Exercise Price		$2.20

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

The fair value of the derivative liability related to the Class C Warrants did not change materially from the date of issuance to September 30, 2016.

Investor Warrants

As of December 31, 2015, 3,290,000 Investor Warrants were issued and outstanding. The Company did not grant any Investor Warrants during the nine months ended September 30, 2016. The Company determined that the net settlement (cashless exercise) feature on the Investor Warrants constituted a derivative liability because the net settlement feature represents a variable conversion feature. As of September 30, 2016 the Company estimated the fair value of the derivative liability of approximately $0 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.0008
Expected Volatility	94.23%	-	94.84%
Expected Term (in years)	3.75	-	4.16
Discount Rate	1.01%	-	1.08%
Dividend Rate		0%
Exercise Price		$0.0005

Expected volatilities are based on the historical volatilities of comparable companies, industry indexes, and other factors. Expected term is based on remaining term of the Investor Warrants. The discount rate represents the yield on U.S. Treasury bonds with a maturity equal to the expected term. The present value of a share is based upon management’s estimate of the equity value of the Company and the number of shares outstanding.

The Company recorded a gain of approximately $329,000 and a loss of $134,000 during the three months ended September 30, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

The Company recorded a gain of approximately $427,000 and a loss of $134,000 during the nine months ended September 30, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with GAAP, the following table represents the Company’s fair value hierarchy for the Investor Warrants measured at fair value on a recurring basis as of September 30, 2016:

	Balance at 9/30/2016	Level 1	Level 2	Level 3
Derivative Obligation	$0	$-	$-	$0

The following table reflects the change in fair value of the Company’s derivative liabilities for the period ended September 30, 2016:

Amount
Balance – January 1, 2016	$427,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(427,000)
Balance – September 30, 2016	$0

Debenture Conversion Feature

The Debentures issued during the year ended December 31, 2015 (see Note 5) and the nine months ended September 30, 2016, include a conversion feature whereby they can be converted into 3,290,000 and 1,828,400 shares of common stock, subject to certain adjustments. At the time of issuance, the Company determined that the variable nature of the conversion feature constituted a derivative liability. During the nine months ended September 30, 2016, the Company estimated the fair value of the derivative liability of approximately $0 using a Binomial Lattice Valuation Model and the following assumptions:

Present Value of Share		$0.0008
Expected Volatility	49.7%	-	58.52%
Expected Term (in years)	0.25	-	.96
Discount Rate	0.29%	-	0.58%
Dividend Rate		0%
Exercise Price		$2.00

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

The Company recorded a gain/(loss) of approximately $0 and $41,000 during the three months ended September 30, 2016 and 2015 and a gain/(loss) of approximately $306,000 and $41,000 during the nine months ended September 30, 2016 and 2015, respectively, representing the net change in the fair value of the derivative liability for such periods, which are presented as fair value changes of derivative instruments, net in the accompanying condensed consolidated statements of operations.

In accordance with GAAP, the following table represents the Company’s fair value hierarchy for its debenture conversion feature measured at fair value on a recurring basis as of September 30, 2016:

	Balance at September 30, 2016	Level 1	Level 2	Level 3
Derivative Obligation	$-	$-	$-	$-

The following table reflects the change in fair value of the Company’s Debenture Conversion Feature for the period ended September 30, 2016:

Amount
Balance – January 1, 2016	$306,000
Addition of derivative obligation at fair value on date of issuance	-
Change in fair value of derivative obligation	(306,000)
Balance – September 30, 2016	$-

The following table reflects the fair value of the Company’s derivative liabilities as of September 30, 2016:

Amount
Class A Warrants	$0
Investor Warrants	0
Debenture Conversion Feature	-
$0

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

Approximate annual future minimum lease payments under all operating leases, as amended, subsequent to September 30, 2016 are as follows:

2016	$29,000
2017	104,000
2018	132,000
2019	11,000
Total minimum lease payments	$276,000

Rental expense for the three months ended September 30, 2016 and 2015 was approximately $29,000 and $81,000 and nine months ended September 30, 2016 and 2015 was approximately $159,000 and $236,000 respectively.

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

On October 25, 2013, VSP filed a lawsuit against Optix in the Superior Court of California, County of Sacramento – Unlimited Civil Division. The lawsuit alleges, among other things, that Optix has failed to provide certain services under the TTDA between the parties which allegedly triggered the right of VSP to perform such services on its own or to engage third parties to render such services. The lawsuit seeks declaratory relief to establish that VSP was entitled to perform the services that the Company allegedly failed to perform and also seeks to establish that VSP is entitled to deduct the fees and expenses associated with the performance of such services from the payments that VSP is otherwise required to make under the terms of the TTDA, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. On December 23, 2014, the Company filed a cross complaint against VSP seeking damages based on breach of contract and unfair business practices. On June 17, 2015 the Company and VSP participated in a mediation to resolve the case. The trial date of October 31, 2016 has been continued by the court to March 13, 2017.The Company plans to vigorously protest VSP’s claim and continue to pursue the uncollected portions under the TTDA as well as damages under its cross complaint. The Company is unable to express an opinion as to the likely outcome of this claim. An unfavorable outcome could have a materially adverse effect on the Company’s financial position and results of operations.

Deferred revenue, which is comprised of payments received under the TTDA and prepaid orders of frame inventories were approximately $2,582,000 as of each of September 30, 2016 and December 31, 2015. Deferred costs, comprised of costs incurred related to the TTDA, were approximately $294,000 as of each of September 30, 2016 and December 31, 2015.

Claim Investment Agreement

On March 4, 2016, Optix and Hillair Capital Management LLC (“Hillair”) entered into a claim investment agreement (the “Claim Investment Agreement”). Pursuant to the Claim Investment Agreement, Optix may from time to time submit to Hillair directions to pay, or fund in advance, the legal fees and expenses of Optix’s attorney of record in that certain lawsuit captioned VSP Labs, Inc. v. Pro Fit Optix, Inc., pending in the Sacramento Superior Court, Sacramento County, California, Action No. 34-2013-00153788 (the “Lawsuit”), to which Optix is a party, and Hillair will cause Hillair Capital Investment L.P. (“HCI”) to pay such legal fees and expenses on Optix’s behalf. Each payment made pursuant to the Claims Investment Agreement shall constitute an “Investment”, and the sum of all Investments made shall be referred to as the “Investment Amount”.

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

If for any reason Hillair does not fulfill its obligation to cause HCI to pay legal fees or expenses, Optix’s sole and exclusive remedy is termination of the Claim Investment Agreement. No termination of the Claims Investment Agreement shall relieve Optix of its obligations thereunder until the Hillair Return has been fully and finally discharged and paid. In addition, pursuant to the Claims Investment Agreement, Hillair has the right, in its sole and absolute discretion, to cease and revoke its funding obligations in the event of any unfavorable procedural or substantive outcome occurred in furtherance of the Claims, including but not limited to motions, petitions, verdicts, judgments, orders or appeals granted against Optix.

Optix granted Hillair an exclusive right of first refusal for any additional funding that Optix may desire in connection with the Claims. In addition, Optix agreed to limit all advances, including those already taken against the Claims, to a total of $250,000, and Optix may not receive funding in excess of such amount from any source other than HCI without Hillair’s express written consent. Hillair has continued to fund legal fees in excess of $250,000.

Since March 4, 2016 through the end of September 30, 2016, HCI has incurred approximately $354,000 in legal fees on the lawsuit.

Waud Capital Partners, L.L.C.

On May 22, 2014, Waud Capital Partners, L.L.C. (“Waud”) filed a breach of contract suit against Optix in the Circuit Court of Cook County, Illinois. In its complaint, Waud alleges that pursuant to the terms of the letter agreement between the parties, it is entitled to reimbursement of certain expenses in the amount of approximately $111,000 that Waud incurred in connection with its proposed investment in Optix, in addition to recovery of attorneys’ fees and costs associated with the lawsuit. In May 2015, the lawsuit was settled for $120,000 to be paid via twelve monthly payments beginning June 1, 2015, and such cost, net of payments, is included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the outstanding balance was $70,000. The Company is currently in default under this agreement and Waud has instituted legal proceedings to obtain a judgment.

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

All litigation brought by Peter Denton and Harvest Investors, L.P. against the Company, Holdings, and Optix has been dismissed with prejudice.

HKO Purchase and Supply Agreement

On August 31, 2010, the Company entered into a Purchase and Supply Agreement with HKO (“HKO Supply Agreement”) with headquarters in Shenzhen, China.

In accordance with the HKO Supply Agreement, HKO sells eyewear, which consists of frames and lenses, and provides frame inventory management services to the Company. The Company provides frames to HKO to fulfill future orders of eyewear and maintains title and risk of loss to these frames while the frames reside in HKO’s warehouse in accordance with the HKO Supply Agreement. Once the frames are used by HKO to fulfill orders of eyewear, risk of loss transfers until such time the eyewear is received by the Company at its facility in Texas or a designated third party which is typically within 2-3 days of order fulfillment. As of September 30, 2016 and December 31, 2015, approximately $196,000 and $208,000, respectively, of inventory pertains to frame inventory maintained in HKO’s warehouse for frames that have not yet been used to fulfill orders of eyewear.

The Company and HKO have the option to terminate the HKO Supply Agreement if either of the following occurs (i) the other party breaches any material provision of the agreement and the breaching party fails to cure such material breach within thirty days following written notice; or (ii) the other party becomes the subject of any voluntary or involuntary proceeding under the applicable national, federal, or state bankruptcy or insolvency laws and such proceeding is not terminated within sixty (60) days of its commencement. Any change in the Company’s relationship with HKO could have an adverse effect on the Company’s business.

Purchases from HKO represented approximately 46% ($851,000) and 61% ($933,000) of the Company’s total purchases for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, approximately $172,000 and $357,000, respectively, was due to HKO which is presented in accounts payable in the accompanying condensed consolidated balance sheets.

Note 10 – Customer and Vendor Concentrations

During the three month periods ended September 30, 2016 and 2015, there were one and four customers who accounted for approximately 23% and 61% of the Company’s net sales, respectively. During the nine month periods ended September 30, 2016 and 2015, there was one customer who accounted for approximately 18% and 14% of the Company’s net sales, respectively. Approximately $177,000 and $186,000 which accounts for approximately 29% and 25% of accounts receivable, trade was due from these customers as of September 30, 2016 and December 31, 2015, respectively.

The main materials used in the Company’s products are polycarbonate and plastic. The Company has many suppliers and sources for these materials to meet their purchasing needs at prices which would not significantly impair their ability to compete effectively. During the nine month periods ended September 30, 2016 and 2015, there were three suppliers which accounted for approximately 84% and 93% of the Company’s net purchases, respectively. Approximately $242,000 and $450,000 which accounts for approximately 12% and 19% of accounts payable was due to the Company’s major vendors as of September 30, 2016 and December 31, 2015, respectively.

Note 11 – EQUITY COMPENSATION PLAN

OPTIONS GRANTED

During the nine months ended September 30, 2016, the Company granted 1,045,875 and 400,000 options to its current and former CEO, respectively, at a weighted averaged exercise price of $.30 per share. The options granted to the Company’s current CEO vest over a 5 year period and expire 10 years from the grant date. The options granted to the Company’s former CEO vested immediately and expire 4.5 years from the grant date pursuant to a consulting agreement with Mr. Suter (see Note 7). The weighted average grant date fair value was $.07 per share using the following assumptions:

Stock price	$.13	-	$.14
Expected Volatility	99%	-	119.15%
Expected Term (in years)	4.5	-	6.5
Discount Rate	.935%	-	1.17%
Dividend Rate		0%

The following table summarizes the option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	1,444,104	$0.46	5.03	$—
Granted	1,445,875	$0.30	8.6	—
Exercised	—	—	—	—
Expired or forfeited or cancelled	(60,104)	3.33	6.4	—
Outstanding as of September 30, 2016	2,829,875	$.30	6.29	$—
Exercisable at September 30, 2016	1,784,000	$.30	4.25	$—

The following table summarizes the Company’s option activity for non-vested options for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2015	305,833	$0.11
Granted	1,445,875	.07
Vested	(705,833)	.09
Expired or forfeited or cancelled	—	—
Nonvested as of September 30, 2016	1,045,875	$.07

Stock based compensation was approximately $72,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively. Stock based compensation was approximately $3,700 and $0 for the three months ended September 30, 2016 and 2015, respectively. Total equity based compensation related to non-vested awards not yet recognized as of September 30, 2016 and September 30, 2015 was approximately $61,000 and $0, respectively.

Note 12– Stockholders’ Equity / Deficit

Warrants

The Company did not grant any warrants during the nine month period ended September 30, 2016. The following summarizes the Company’s warrant activity for the nine months ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding as of January 1, 2016	12,939,297	$1.73	4.23
Granted	-	-	-
Exercised	-	-	-
Canceled/Forfeited	-	-	-
Outstanding as of September 30, 2016	12,939,297	$1.73	3.48
Exercisable as of September 30, 2016	11,863,127	$1.89	3.59

As of September 30, 2016, warrants to purchase approximately 1,076,000 shares of common stock remained unvested. The fair value of the warrants will be expensed based on vesting or probable vesting of such warrants. The following summarizes the Company’s outstanding warrants as of September 30, 2016:

Number of Warrants
Class A Warrants	8,183,446
Class C Warrants	331,861
Investor Warrants	3,290,000
Other Warrants	1,133,990
Outstanding as of September 30, 2016	12,939,297

Note 13– Subsequent Events

On October 10, 2016, Brigitte Rousseau, the former chief financial officer of the Company, entered into a consulting agreement with the Company (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Ms. Rousseau agreed to provide certain advisory services to the Company, as directed by the Company’s board of directors, for up to twenty hours per week for a period of six months. The Company agreed to pay to Ms. Rousseau (i) a monthly fee in the amount of $12,330 and (ii) for any hours worked by Ms. Rousseau pursuant to the Consulting Agreement that exceed eighty hours in any calendar month, an additional fee of $100 per hour. The term of the Consulting Agreement commenced on September 1, 2016 and continues until February 28, 2017, subject to the early termination provisions provided in the Consulting Agreement.

On October 17, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $431,200 in principal amount of a Debenture to the Investor for an aggregate purchase price of $385,000. This Debenture matures on October 1, 2017, and does not bear interest but has an effective interest rate 12% per annum. No warrants were issued in connection with this Debenture issuance.

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

Overview

We are an innovative manufacturer and commercial provider of advanced prescription lenses, finished eyewear and vision technologies targeted towards the global optometrists’ marketplace. Our interactive manufacturing, fulfillment and proprietary online ordering systems combined with our eyewear lens product lines, are intended to meet the needs of a broad array of eyewear markets, from the offices of independent eye care professional to U.S. healthcare entitlement programs, such as Medicaid and Medicare.

Headquartered in Farmers Branch, Texas, we provide eyewear and prescription lenses to eye care professionals and prescription laboratories. We have developed proprietary cloud based software and electronic devices to streamline logistics and reduce costs for our customers. Additionally, we offer a high-resolution polycarbonate lens that we believe has lower distortion than competing lenses. We believe that the offering of our high quality lenses at low price points combined with our proprietary software and electronic devices enable independent eye care professionals to compete more effectively with large retail chains in the eyewear industry. Further, our low price points enable us to participate in the United States Medicaid and Medicare programs, as well as insurance programs mandated by the Patient Protection and Affordable Care Act which requires pediatric vision coverage.

We have incurred losses from inception and have an accumulated deficit of $38.5 million as of September 30, 2016. Until we are able to generate revenues that result in positive margins from the sale of eyewear and prescription lenses that exceed operating costs, profitable operations will not be attained and we will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our common stock in the public market could have an adverse effect upon the market price of our common stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

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

Debt Financings

Subsequent to the Merger, we have sold an aggregate of approximately $10.23 million in principal amount of Original issue discount senior secured convertible debentures and warrants to purchase an aggregate of 6,780,000 shares of common stock, and incurred debt issuance and debt discount costs of $1.3 million. For further details on the senior secured convertible debentures and warrants, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Securities Purchase Agreements.”

Critical Accounting Estimates and Policies

In response to Financial Reporting Release No, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, from the Securities and Exchange Commission ("SEC"), we have selected our more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. The accounting estimates involve certain assumptions that if incorrect could have a material adverse impact on our results of operations and financial condition. See Note 1 to our condensed consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) for further discussion regarding our critical accounting policies and estimates. There have been no material changes to the critical accounting policies and estimates disclosed in our 2015 Form 10-K.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with our board of directors and our audit committee.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), providing common revenue recognition guidance for GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force.” The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated cash flows.

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The financial information presented in the tables below is comprised of our unaudited condensed consolidated financial information for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015	% Change
Net sales	$789,530	$710,050	11%
Cost of sales	577,759	508,191	14%
Gross profit	211,771	201,859	5%
	27%	28%
Operating expenses, depreciation and amortization	1,357,847	2,300,660	-41%
Operating loss	(1,146,076)	(2,098,801)	-45%
Other (income) / expense	(42,870)	(1,741,234)	-98%
Net loss	$(1,188,946)	$(3,840,035)	-69%

Net sales. Net sales were $0.79 million and $0.71 million for the three months ended September 30, 2016 and 2015, respectively. The 11% increase was due primarily to an increase in the volume of sales of prescription lenses and complete eyewear.

Cost of Sales. Cost of sales was $0.58 million and $0.51 million for the three months ended September 30, 2016 and 2015, respectively. The increase in costs was primarily due to increase in the volume of sales of prescription lenses and complete eyewear.

Gross Profit. Gross profit was $0.21 million and $0.20 million for the three months ended September 30, 2016 and 2015, respectively. The increase was due primarily to increased volume of sales of prescription lenses and complete eyewear.

Operating Expenses. Operating expenses were $1.36 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively. This decrease was due primarily to a $0.65 million decrease in personnel costs because of cost reductions initiated in November 2015, a $0.11million decrease in legal and professional fees, a $0.07 million decrease in selling, general and administrative expenses, and a $0.11 million decrease in bad debt expense. These changes are illustrated in the table below.

	Three months Ended September 30,
	2016	2015	% Change
Personnel costs	$434,709	$1,085,634	-60%
General and administrative	436,513	586,961	-26%
Legal and professional	367,966	480,382	-23%
Sales and marketing	205,969	89,783	129%
Depreciation and amortization	20,510	57,900	-65%
Bad debt expense	(107,820)	-	0%
Total operating expenses	$1,357,847	$2,300,660	-41%

Other Expense. Other Expense was $.04 million and $1.74 million for the three months ended September 30, 2016 and 2015, respectively. This decrease is due primarily to a $1.58 million increase in the change in fair value of derivative instruments, and a $0.19 million decrease in interest expense (including amortization of debt discount and issuance costs), partially offset by a $0.07 million decrease in other income.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The financial information presented in the tables below is comprised of our unaudited condensed consolidated financial information for the nine months ended September 30, 2016 and 2015.

	Nine months Ended September 30,
	2016	2015	% Change
Net sales	$2,795,130	$2,160,730	29%
Cost of sales	1,840,759	1,530,468	20%
Gross profit	954,371	630,262	51%
	34%	29%
Operating expenses, depreciation and amortization	3,921,458	6,349,617	-38%
Operating loss	(2,967,087)	(5,719,355)	-48%
Other (income) / expense	(1,768,695)	(5,253,122)	-66%
Net loss	$(4,735,782)	$(10,972,477)	-57%

Net sales. Net sales were $2.80 million and $2.16 million for the nine months ended September 30, 2016 and 2015, respectively. The 29% increase was due primarily to an increase in the volume of sales of prescription lenses and complete eyewear.

Cost of Sales. Cost of sales was $1.84 million and $1.53 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in costs was primarily due to increase in the volume of sales of prescription lenses and complete eyewear.

Gross Profit. Gross profit was $0.95 million and $0.63 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was due primarily to increased volume of sales of prescription lenses and complete eyewear and better inventory management.

Operating Expenses. Operating expenses, exclusive of cost of sales, were $3.92 million and $6.35 million for the nine months ended September 30, 2016 and 2015, respectively. This decrease was due primarily to a $1.87 million decrease in personnel costs as a result of cost reductions initiated in November 2015, a $0.53 million decrease in legal, general and administrative expenses, a $0.08 million decrease in depreciation and amortization and a decrease of $0.08 million in bad debt expense, partially offset by $0.13 million increase in sales and marketing expenses. These changes are illustrated in the table below.

	Nine months Ended September 30,
	2016	2015	% Change
Personnel costs	$1,337,862	$3,202,954	-58%
General and administrative	1,186,576	1,536,982	-23%
Legal and professional	880,844	1,059,881	-17%
Sales and marketing	400,130	272,772	47%
Depreciation and amortization	95,374	177,508	-46%
Bad debt expense	20,672	99,520	-79%
Total operating expenses	$3,921,458	$6,349,617	-38%

Other Expense. Other Expense was $1.77 million and $5.25 million for the nine months ended September 30, 2016 and 2015, respectively. This decrease is due primarily to a $2.26 million increase in the change in fair value of derivative instruments, a $0.58 million decrease in debt extinguishment loss, and a $0.79 million decrease in interest expense (including amortization of debt discount and issuance costs), partially offset by a $0.15 decrease in other income.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine months Ended September 30,
	2016	2015
Cash and cash equivalents	$130,413	$330,849

Net cash used in operating activities	(3,011,705)	(5,753,088)
Net cash used in investing activities	(60,701)	(63,092)
Net cash provided by financing activities	3,176,569	6,071,493
Net increase in cash and cash equivalents	$104,163	$255,313

Historically, we have financed our operations primarily through private placements of our equity and borrowings under various debt instruments. For the nine months ended September 30, 2016, we used $3.01 million of cash in operating activities and ended the period with $130,413 in cash and cash equivalents. As of September 30, 2016, we had a working capital deficit of approximately $23 million. We currently use approximately $650,000 per month for continuing operations, which includes general operating expenses (office lease, utilities, salary and insurance), promotion and marketing (travel, entertainment, meals and website development), and professional services (accounting, legal, professional and state fees and intellectual property fees). We expect this rate to remain relatively consistent for the next twelve months.

These factors raise substantial doubt about our ability to continue as a going concern. For information regarding our ability to continue as a going concern, please refer to Note 2 to our condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Our primary source of operating funds since inception has been cash proceeds from issuance of notes payable. We believe that we will have the ability to raise additional capital through private placements of debt and equity securities that will be sufficient to meet our anticipated cash needs for at least the next twelve months, although there are no assurances that we will be able to raise the capital on terms acceptable to us or at all, or will be sufficient to enable us to fully complete our development activities or sustain operations. We have raised approximately $3.1 million, net of repayments and debt issuance costs, in the nine month period ended September 30, 2016 and $385,000, net of debt issuance costs, through the issuance of convertible debentures subsequent to September 30, 2016. If we are unable to raise additional capital, our business, operating results, and financial condition would be materially adversely affected.

Management believes that the actions presently being taken by us will provide sufficient liquidity for us to continue to execute our business plan. However, there can be no assurances that management’s plans will be achieved. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, reduce overhead, or scale back our current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Operating Activities

For the nine months ended September 30, 2016, operating activities used $3.01 million in cash as a result of (a) a net loss of $4.74 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $1.9 million, change in the fair value of derivative instruments of $1.77 million, options issued in exchange for compensation and services of $0.07 million, accrual of interest due to related parties of $0.22 million, accrual of interest due to third parties of $1.4 million, depreciation and amortization of $0.10 million and provision for doubtful accounts of $0.02 million and (b) an increase in working capital of $0.26 million.

For the nine months ended September 30, 2015, operating activities used $5.8 million in cash as a result of (a) a net loss of $11.0 million, adjusted by non-cash items such as amortization of debt discount and debt issuance costs of $3.2 million, loss on extinguishment of debt of $0.6 million, change in the fair value of derivative instruments of $0.5 million, shares issued in exchange for services of $0.2 million, a $0.2 million write off of prepaid IPO costs, accrual of interest due to related parties of $0.2 million, accrual of interest due to third parties of $0.98 million, depreciation and amortization of $0.18 million and provision for doubtful accounts of $0.1 million and (b) an decrease in working capital of $0.13 million.

Investing Activities

For the nine months ended September 30, 2016 and September 30, 2015 we used $0.06 and $0.06 million respectively, for the purchase of business software, servers, network, and lab and production equipment.

Financing Activities

Our financing activities for the nine months ended September 30, 2016, resulted in net cash of $3.18 million related to net proceeds of $3.27 million from issuance of various notes payable, partially offset by $0.07 million in debt issue costs and $0.02 million in loan repayments and debt issue costs.

Notes Payable

As of September 30, 2016, the principal amount due under our promissory notes was $16.7 million, before debt discounts and debt issuance costs of $1.6 million.

The following table provides information regarding annual required repayments under the notes payable as of September 30, 2016:

2016	$6,705,000
2017	6,827,236
2018	3,170,434
$16,702,670

Convertible Promissory Note

 On January 28, 2014, the Company entered into a convertible promissory note (“Convertible Note”) for a principal amount of $200,000 with a stated interest rate of 18%. On January 20, 2015 and April 2015 the maturity date of the Convertible Note was extended to June 30, 2015 and May 1, 2016, respectively. On June 29, 2015, the maturity date of the Convertible Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. All obligations under the Convertible Note were secured by a first priority security interest in all inventory of Optima. In conjunction with the Convertible Note, the Company issued a five year warrant to purchase 57,820 shares of common stock (approximately 0.4% of the Company's then total issued and outstanding shares of common stock) for an exercise price of $1.00 per share.

Promissory Note

On February 12, 2014, the Company entered into a promissory note (“Promissory Note”) for a principal amount of $50,000 with a stated interest rate of 18%. In April 2015, the maturity date of the Promissory Note was amended to May 1, 2016. On June 29, 2015, the maturity date of the Promissory Note was further amended such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.

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

In January 2015, the Company amended certain of the Series A Notes. Note holders representing $2,255,000 of outstanding principal amount of Series A Notes entered into amendments whereby (a) each Series A Note matures on the earlier of (i) the 12-month anniversary of the issuance date and (ii) the completion of any merger with or acquisition by a third party; and (b) upon an initial public offering or cash acquisition of the Company, the outstanding principal and interest will automatically convert into Common Stock at a per share conversion price equal to (i) in the event of an initial public offering, 100% of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company’s equity in connection with the acquisition.

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

Also, in May 2015, the Company amended certain of the Series A Notes whereby each Series A Note matures on the earlier of: (i) the 24-month anniversary of the issuance date; (ii) the completion of any acquisition, merger or consolidation of the Company in which the collective ownership of the Company in the transaction would own, in the aggregate, a lower percentage of the total combined voting power of the surviving entity than the acquiring company’s collective ownership; (iii) thirty (30) days following the funding of any financing that results in a listing of the Company’s common stock on a national exchange (i.e., the Nasdaq or NYSE); or (iv) the sale by the Company of all or substantially all the Company’s assets in one transaction or in a series of related transactions.

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

Convertible Notes Private Placement

On various dates from January 1, 2015 through June 30, 2015, the Company issued and sold 179.5 investment units to accredited investors (the “Convertible Notes Private Placement”). Each investment unit was sold at a purchase price of $10,000 and consisted of (i) a convertible promissory note in the principal amount of $10,000 (collectively, the “Convertible Notes”) and (ii) a five year Class C warrant to purchase 1,502.6 shares of common stock (collectively, the “Class C Warrants”). As a result of the Convertible Notes Private Placement, the Company issued warrants to purchase an aggregate of 269,717 shares of common stock. In connection with the Convertible Note Private Placement, the Company issued to the placement agent (i) five-year Class C Warrants to purchase an aggregate of 21,577 shares of common stock.

Each Convertible Note bears interest at a rate of 9% per annum and matures on the 12-month anniversary of the issuance date unless converted into equity upon an initial public offering of the Company’s securities or a cash acquisition of the Company. The terms of the Convertible Notes provide that the unpaid principal and interest amounts will automatically convert into common stock in the event of an initial public offering or an acquisition at a per share conversion price equal to (i) in the event of an initial public offering, eighty percent (80%) of the offering price of the Common Stock in the Public Offering or (ii) in the event of an acquisition, 80% of the per share valuation of the Company’s equity in connection with the acquisition.

The terms of the Class C Warrants provide that the exercise price of each warrant shall be (i) if the warrant is exercised on the Company’s initial public offering date, 110% of the per warrant share offering price of the Company’s securities in its initial public offering, (ii) if the warrant is exercised upon the occurrence of an acquisition of the Company, the lower of (x) 20% discount to the warrant share valuation in the acquisition and (y) a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on the date of the acquisition, and (iii) if the warrant is exercised on June 30, 2015, a per warrant share price based on a fully diluted market capitalization value of one hundred million dollars ($100,000,000) on June 30, 2015. NTHB: I deleted the phrase in the first paragraph] At the time of issuance, the Company determined that the variable exercise price feature on the Class C Warrants constituted a derivative liability because the variable exercise price feature represents a variable conversion feature.

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

Promissory Note

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

Securities Purchase Agreements

On various dates from June 30, 2015 through September 30, 2016, the Company entered into a series of securities purchase agreements (each, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”) with Hillair Capital Investment L.P. (the “Investor”), pursuant to which the Company sold a series of original issue discount senior secured convertible debentures (each, a “Debenture” and collectively, the “Debentures”). Pursuant to the Securities Purchase Agreements dated June 30, 2015 through December 31, 2015, the Company sold an aggregate of $6,580,000 in principal amount of Debentures dated July 1, 2015, to the Investor for an aggregate purchase price of $5,875,000. Pursuant to the Securities Purchase Agreements dated June 30, 2015 through December 31, 2015, the Company also issued warrants to the Investor to purchase an aggregate of 3,290,000 shares of the Company’s common stock (subject to adjustment) (collectively, the “Investor Warrants”). The Debentures sold in 2015 mature on January 1, 2017, and accrue interest at the rate of 8% per annum. One quarter of the original principal amount of the Debentures sold in 2015 is payable on each of July 1, 2016 and October 1, 2016, and the remaining principal amount of the Debentures sold in 2015 is payable on January 1, 2017. 8% accrued interest on the Debentures sold in 2015 is payable on January 1, April 1, July 1 and October 1 of each year, commencing on April 1, 2016.

The Company did not make its April 1, 2016 or July 1, 2016 interest payments or the July 1, 2016 principal payment under the Debentures sold in 2015. On July 8, 2016, the Company received a waiver from the Investor extending any scheduled interest and principal payments to January 1, 2017. Based on the Company’s current financial condition, there can be no certainty that the Company will be able to make the delinquent interest and principal payments and accordingly the outstanding principal amount due under the Debentures sold in 2015 has been presented as current in the Company’s condensed consolidated balance sheets.

On January 7, 2016 the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $504,000 in principal amount of a Debenture for an aggregate purchase price of $450,000 to the Investor. This Debenture matures on February 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On February 17, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. This Debenture matures on March 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On April 14, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $828,800 in principal amount of a Debenture for an aggregate purchase price of $740,000 to the Investor. This Debenture matures on May 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum. After taking into account legal and diligence fees of $27,500 reimbursed to the Purchaser, the net proceeds received by the Company was $712,500.

On June 13, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $252,000 in principal amount of a Debenture for an aggregate purchase price of $225,000 to the Investor. This Debenture matures on July 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On July 8, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $616,000 in principal amount of a Debenture for an aggregate purchase price of $550,000 to the Investor. This Debenture matures on July 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On August 16, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $448,000 in principal amount of a Debenture for an aggregate purchase price of $400,000 to the Investor. The Debenture matures on August 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

On September 15, 2016, the Company entered into an additional Securities Purchase Agreement with the Investor, pursuant to which the Company sold an aggregate of $392,000 in principal amount of a Debenture for an aggregate purchase price of $350,000 to the Investor. The Debenture matures on September 1, 2017, and does not bear interest but has an effective interest rate of 12% per annum.

Proceeds received from the Debentures sold in 2016 were approximately $3,198,000, net of related costs of approximately $69,000 and original issue discounts of $392,000 respectively, during the nine months ended September 30, 2016. Debt issuance costs will be amortized to interest expense over the life of the Debentures sold in 2016. No warrants were issued in connection with the Debentures issued in 2016.

Principal and accrued interest amounts under the Debentures are convertible at the option of the Investor at any time into shares of the Company’s common stock at an initial conversion price (as may be adjusted, the “Conversion Price”) of $2.00 per share, subject to certain ownership limitations and adjustment provisions. The Conversion Price is subject to reduction to an amount equal to 90% of the effective price per share of securities issued by the Company (i) in a registered offering of our common stock or securities convertible into or exchangeable for shares of the Company’s common stock (collectively “Common Stock Equivalents”) or (ii) in any other financing or series of financings of the Company’s common stock or Common Stock Equivalents with gross proceeds of $4,000,000 or more (each, a “Triggering Event”). Beginning six months after the original issue date for each Debenture, the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of such Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of such Debenture.

Pursuant to the terms of the Debentures, the Company has agreed to certain negative covenants, including not to incur or repay any other indebtedness, for so long as any portion of the Debenture remains outstanding.

Each of the Investor Warrants is exercisable for a period of five years from the original issue date of each Investor Warrant, at an initial exercise price of $2.40 per share (the “Investor Warrant Exercise Price”). In addition to customary adjustments for stock splits and the like, if a Triggering Event occurs, the Investor Warrant Exercise Price is subject to reduction to the Conversion Price applicable as a result of such Triggering Event, in which event the number of shares of common stock issuable under the Investor Warrants would be increased such that the aggregate Investor Warrant Exercise Price payable under the Investor Warrants, after taking into account the decrease in the Investor Warrant Exercise Price, would be equal to the aggregate Investor Warrant Exercise Price prior to such adjustment. If at any time after the six month anniversary of the original issue date for each Investor Warrant there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the Investor Warrant, then such Investor Warrant may be exercised, in whole or in part, at such time on a “cashless exercise” basis.

The Company’s obligations under the Debentures are secured by a lien on all of the Company’s assets, including a pledge of the securities of its subsidiaries, pursuant to the terms of a security agreement entered into as of June 30, 2015 between the Company and the Investor.

Pursuant to the terms of the Securities Purchase Agreements dated June 30, 2015 through December 31, 2015, the Investor received a right of first refusal to purchase up to 100% of the securities offered by the Company in future private placement offerings through November 30, 2016. In addition, from the original issue date for each Debenture and Investor Warrant until the 12-month anniversary of the date the Company’s common stock is listed on Nasdaq or NYSE MKT, the Investor may, in its sole determination, elect to purchase, in one or more purchases, additional debentures with an aggregate subscription amount of up to $4,000,000, and Investor Warrants to purchase that number of shares of the Company’s common stock equal to the original principal amount of such additional debentures divided by $2.00. Subject to certain exceptions, the Company agreed (i) for a period of 180 days following the closing date for each Securities Purchase Agreement , not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or any securities convertible into or exchangeable for shares of common stock, and (ii) until such time as the Debentures and Investor Warrants are no longer outstanding, not to issue any shares of common stock or any securities convertible into or exchangeable for shares of common stock at an effective per share purchase price of less than $2.40 (subject to adjustment for stock splits and the like), provided that after the time that the related Debentures are no longer outstanding, the Company may receive a waiver from such restriction by paying the Investor an amount in cash equal to 15% of the purchase price paid by the Investor for the related Debentures. If at any time during the period beginning on the six-month anniversary of the closing date for each Securities Purchase Agreement and ending at such time as all of the shares of common stock underlying the related Debentures and Investor Warrants can be sold without restriction or limitation pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, if the Company either (i) shall fail for any reason to satisfy the current public information requirements contained in Rule 144 or (ii) shall have ever been, or become, an issuer described in section (i)(1)(i) of Rule 144, then the Company shall be obligated to pay to the Investor an amount in cash, as liquidated damages and not as a penalty, equal to 2% of the purchase price paid by the Investor for the Debenture per month until the applicable event giving right to such payments is cured (or the Investor is nonetheless able to transfer the Securities pursuant to Rule 144).

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

Royalty Obligation

On June 25, 2014, The Company entered into a royalty purchase agreement (the “Royalty Obligation”) with a third party (“Purchaser”) as amended in May and June 2015. Under the terms of the amended Royalty Obligation, the Company was advanced $1,750,000 by the Purchaser and in return, the Company agreed to pay the Purchaser a royalty amount equal to 3.09% of monthly revenue generated from products or services that incorporate any of the Company's intellectual property ("IP Revenue") including patents, copyrights and trademarks in perpetuity ("Royalty Payments"). No monthly Royalty Payments for any calendar month will be less than $36,458.

The monthly royalty payments were deferred from April 2015 through June 2016 and were due on July 1, 2016.

The Company did not make the July 1, 2016 royalty payment under its Royalty Obligation. The Company is negotiating an extension to the due date. Based on the Company’s current financial condition, there can be no certainty that the Company will be successful in such negotiations or that the Company will be able to make the delinquent royalty payments and accordingly the outstanding royalty amount due under the Royalty Obligation has been presented as current in the Company’s condensed consolidated balance sheets. As of September 30, 2016, the amount outstanding under the Company’s royalty obligation agreement was $1.75 million.

RELATED PARTY NOTES

Long-term notes due to related parties consist of the following:

	September 30, 2016	December 31, 2015
The Company has an unsecured note payable with HP Equity Fund LLC pursuant to the Optix Plan of Reorganization. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrue at 4.5% per annum.	$1,030,639	$1,030,639

The Company has a note payable with HCA Capital Fund LLC pursuant to the Optix Plan of Reorganization. The note payable is secured by substantially all of the assets of the Company. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Interest continues to accrues at 9.5% per annum.	448,993	448,993

The Company has an unsecured note payable with PFO Fund LLC pursuant to the Optix Plan of Reorganization. The note does not carry any cross default provisions. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrues at 4.5% per annum.	206,565	206,565

The Company has a promissory note with Transition Capital, LLC dated September 1, 2012, as amended. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. Such amendment was accounted for as a modification of debt. Interest continues to accrue at 5.5% per annum.	1,550,200	1,550,200

The Company has an unsecured promissory note with Atlas Technologies, AG which is owned by a relative of the Company’s former Chief Executive Officer (“CEO”) dated December 30, 2012 at a stated annual interest rate of 5.5%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	117,700	117,700

	September 30, 2016	December 31, 2015
The Company has an agreement with its former CEO effective February 2011 to pay an automobile allowance of $1,633 per month through the date of termination. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018. The note was settled pursuant to the consulting agreement entered into with the Company’s former CEO.	-	52,108

The Company has a promissory note with a relative its former CEO effective September 6, 2011 at a stated annual interest rate of 0%. In June 2015, the Company amended the maturity date of the note such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	47,210	47,210

The Company has three promissory notes with three stockholders dated July 2011 at a stated annual interest rate of 9.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	1,134,215	1,134,215

The Company has four promissory notes with four stockholders dated May 2015 at a stated annual interest rate of 4.5%. In June 2015, the Company amended the maturity date of the July 2011 notes such that half of the principal matures on July 1, 2017 and the remainder matures on January 1, 2018.	90,000	90,000

Total long term notes to related parties	4,625,522	4,677,630
Less current maturities	2,312,761	-
Total long term notes to related parties, net of current maturities	$2,312,761	$4,677,630

      The following table provides information regarding annual required repayments under the notes payable, as amended, as of September 30, 2016:

2016	$-
2017	2,312,761
2018	2,312,761
$4,625,522

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2016, in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2016. See material weaknesses discussed below in Management’s Report on Internal Control over Financial Reporting.

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

Our Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2016, because we continued to have the following material weaknesses:

•	Did not maintain sufficient and competent personnel with an appropriate level of experience and training in the application of GAAP and SEC rules and regulations
•	Did not have sufficient segregation of duties or compensating controls in the accounting and finance function due to limited personnel
•

Did not maintain adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions

•	Lacked documentation to support occurrences of monitoring processes and approval procedures, in order to demonstrate that internal controls were operating effectively

Management believes that despite our material weaknesses, our consolidated financial statements for the nine months ended September 30, 2016 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of material pending legal proceedings, see the discussion set forth under the heading “Litigation” in Note 9 to our Consolidated Financial Statements, which is incorporated by reference herein.

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

PFO GLOBAL, INC.

By:	/s/ Matthew Cevasco
Matthew Cevasco
President and Chief Executive Officer

By:	/s/ Mahesh Shetty
Mahesh Shetty
Chief Financial Officer

Date: November 14, 2016

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

10.1

Securities Purchase Agreement, dated July 8, 2016, by and between PFO Global, Inc. and Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 14, 2016 and incorporated herein by reference.

10.2

Debenture, dated July 8, 2016, issued by PFO Global, Inc. to Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 14, 2016 and incorporated herein by reference.

10.3

Letter Agreement, dated July 8, 2016, by and between PFO Global, Inc. and Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 14, 2016 and incorporated herein by reference.

10.4

Securities Purchase Agreement, dated August 16, 2016, by and between PFO Global, Inc. and Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 19, 2016 and incorporated herein by reference.

10.5

Debenture, dated August 16, 2016, issued by PFO Global, Inc. to Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 19, 2016 and incorporated herein by reference.

10.6

Securities Purchase Agreement, dated September 15, 2016, by and between PFO Global, Inc. and Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 21, 2016 and incorporated herein by reference.

10.7

Debenture, dated September 15, 2016, issued by PFO Global, Inc. to Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 21, 2016 and incorporated herein by reference.

10.8*	Consulting Agreement, dated October 10, 2016, by and between PFO Global, Inc. and Brigitte Rousseau.

10.9

Securities Purchase Agreement, dated October 17, 2016, by and between PFO Global, Inc. and Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 21, 2016 and incorporated herein by reference.

10.10

Debenture, dated October 17, 2016, issued by PFO Global, Inc. to Hillair Capital Investments, L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 21, 2016 and incorporated herein by reference.

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